Form 10-Q
period 1994-09-30
BALCOR REALTY INVESTORS 83
filed 1994-11-14
CIK 705959

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1994
                               ------------------
                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------


Commission file number 0-11805
                       -------



                          BALCOR REALTY INVESTORS-83
          -------------------------------------------------------
          (Exact name of registrant as specified in its charter)


          Illinois                                      36-3189175
- - -------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


Balcor Plaza
4849 Golf Road, Skokie, Illinois                        60077-9894
- - ----------------------------------------            -------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code (708) 677-2900
                                                   --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

                          BALCOR REALTY INVESTORS-83
                      (An Illinois Limited Partnership)

                                BALANCE SHEETS
                   September 30, 1994 and December 31, 1993
                                  (Unaudited)

                                    ASSETS

                                                   1994             1993
                                              --------------   --------------
Cash and cash equivalents                     $   6,281,620    $   8,151,524
Restricted investment                               700,000          700,000
Escrow deposits                                   1,204,265        1,193,269
Accounts and accrued interest receivable             42,542           10,224
Prepaid expenses                                     36,266          110,253
Deferred expenses, net of accumulated
  amortization of $877,962 in 1994 and
  $730,738 in 1993                                  642,185          579,985
                                              --------------   --------------
                                                  8,906,878       10,745,255
                                              --------------   --------------
Investment in real estate, at cost:
  Land                                           10,560,405       10,560,405
  Buildings and improvements                     66,555,271       66,555,271
                                              --------------   --------------
                                                 77,115,676       77,115,676
  Less accumulated depreciation                  30,364,608       28,873,748
                                              --------------   --------------
Investment in real estate, net of
  accumulated depreciation                       46,751,068       48,241,928
                                              --------------   --------------
                                              $  55,657,946    $  58,987,183
                                              ==============   ==============


                       LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                              $     221,355    $     268,123
Due to affiliates                                   153,925          111,475
Accrued liabilities, principally interest
  and real estate taxes                             996,655        2,257,527
Security deposits                                   296,427          302,614
Mortgage note payable - affiliate                   839,859          894,339
Purchase price, promissory and mortgage
  notes payable                                  55,637,543       57,672,864
                                              --------------   --------------
    Total liabilities                            58,145,764       61,506,942

Partners' capital (75,005 Limited Partnership
  Interests issued and outstanding)              (2,487,818)      (2,519,759)
                                              --------------   --------------
                                              $  55,657,946    $  58,987,183
                                              ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-83
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
           for the nine months ended September 30, 1994 and 1993
                                 (Unaudited)

                                                   1994             1993
                                              --------------   --------------
Income:
  Rental and service                          $  11,833,521    $  12,548,014
  Interest on short-term investments                227,314           67,560
                                              --------------   --------------
      Total income                               12,060,835       12,615,574
                                              --------------   --------------
Expenses:
  Interest on purchase price, promissory
    and mortgage notes payable                    3,525,898        4,682,415
  Depreciation                                    1,490,860        1,646,227
  Amortization of deferred expenses                 147,224          169,093
  Property operating                              5,108,939        4,707,623
  Real estate taxes                               1,101,100        1,208,413
  Property management fees                          591,010          630,527
  Administrative                                    451,694          325,963
                                              --------------   --------------
      Total expenses                             12,416,725       13,370,261
                                              --------------   --------------
Loss before gain on sale of property
  and extraordinary item                           (355,890)        (754,687)

Gain on sale of property                                           3,768,358
                                              --------------   --------------
(Loss) income before extraordinary item            (355,890)       3,013,671

Extraordinary item:

  Gain on forgiveness of debt                     1,400,400
                                              --------------   --------------
Net income                                    $   1,044,510    $   3,013,671
                                              ==============   ==============

(Loss) income before extraordinary item
  allocated to General Partner                $     (17,795)   $     150,684
                                              ==============   ==============
(Loss) income before extraordinary item
  allocated to Limited Partners               $    (338,095)   $   2,862,987
                                              ==============   ==============
(Loss) income before extraordinary item
  per Limited Partnership Interest (75,005
  issued and outstanding)                     $       (4.51)   $       38.17
                                              ==============   ==============
Extraordinary item allocated to
  General Partner                             $      70,020             None
                                              ==============   ==============
Extraordinary item allocated to
  Limited Partners                            $   1,330,380             None
                                              ==============   ==============
Extraordinary item per Limited Partnership
  Interest (75,005 issued and outstanding)    $       17.74             None
                                              ==============   ==============
Net income allocated to General Partner       $      52,225    $     150,684
                                              ==============   ==============
Net income allocated to Limited Partners      $     992,285    $   2,862,987
                                              ==============   ==============
Net income per Limited Partnership Interest
  (75,005 issued and outstanding)             $       13.23    $       38.17
                                              ==============   ==============
Distributions to Limited Partners             $   1,012,569             None
                                              ==============   ==============
Distributions per Limited Partnership
  Interest                                    $       13.50             None
                                              ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-83
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
             for the quarters ended September 30, 1994 and 1993
                                 (Unaudited)


                                                   1994             1993
                                              --------------   --------------
Income:
  Rental and service                          $   3,953,319    $   4,067,711
  Interest on short-term investments                 78,953           35,652
                                              --------------   --------------
      Total income                                4,032,272        4,103,363
                                              --------------   --------------
Expenses:
  Interest on purchase price, promissory
    and mortgage notes payable                    1,148,062        1,566,702
  Depreciation                                      496,950          524,568
  Amortization of deferred expenses                  53,762           83,311
  Property operating                              1,983,523        1,566,706
  Real estate taxes                                 365,696          375,453
  Property management fees                          198,078          206,667
  Administrative                                    142,329           71,923
                                              --------------   --------------
      Total expenses                              4,388,400        4,395,330
                                              --------------   --------------
Loss before gain on sale of property               (356,128)        (291,967)

Gain on sale of property                                           3,768,358
                                              --------------   --------------
Net (loss) income                             $    (356,128)   $   3,476,391
                                              ==============   ==============
Net (loss) income allocated to
  General Partner                             $     (17,807)   $     173,820
                                              ==============   ==============
Net (loss) income allocated to
  Limited Partners                            $    (338,321)   $   3,302,571
                                              ==============   ==============
Net (loss) income per Limited Partnership
  Interest (75,005 issued and outstanding)    $       (4.51)   $       44.03
                                              ==============   ==============
Distribution to Limited Partners              $     337,523             None
                                              ==============   ==============
Distribution per Limited Partnership Interest $        4.50             None
                                              ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-83
                      (An Illinois Limited Partnership)

                            STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1994 and 1993
                                  (Unaudited)

                                                   1994             1993
                                              --------------   --------------
Operating activities:
  Net income                                  $   1,044,510    $   3,013,671
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Gain on forgiveness of debt                (1,400,400)
      Gain on sale of property                                    (3,768,358)
      Depreciation of properties                  1,490,860        1,646,227
      Amortization of deferred expenses             147,224          169,093
      Deferred interest expense                                      323,214
      Payments of deferred interest expense                         (377,109)
      Net change in:
        Escrow deposits                             (10,996)        (101,642)
        Accounts and accrued interest
          receivable                                (32,318)         158,747
        Prepaid expenses                             73,987          (75,000)
        Accounts payable                            (46,768)        (256,296)
        Due to affiliates                            42,450           22,601
        Accrued liabilities                        (327,398)        (250,344)
        Security deposits                            (6,187)         (15,683)
                                              --------------   --------------
  Net cash provided by operating activities         974,964          489,121
                                              --------------   --------------

Investing activities:
  Improvements to properties                                         (93,545)
  Proceeds from sale of real estate                               10,600,000
  Payment of selling costs                                           (26,200)
                                                               --------------
  Net cash provided by investing activities                       10,480,255
                                                               --------------

Financing activities:
  Distributions to Limited Partners              (1,012,569)
  Proceeds from issuance of mortgage note
    payable                                       3,000,000       11,043,750
  Repayment of mortgage notes payable            (3,123,000)     (10,916,567)
  Repayment of mortgage notes payable -
    affiliate                                       (54,480)      (3,837,920)
  Principal payments on purchase price,
    promissory and mortgage notes payable        (1,445,395)        (222,834)
  Payment of deferred expenses                     (209,424)        (275,200)
                                              --------------   --------------
  Net cash used in financing activities          (2,844,868)      (4,208,771)
                                              --------------   --------------

Net change in cash and cash equivalents          (1,869,904)       6,760,605
Cash and cash equivalents at beginning
  of period                                       8,151,524          791,465
                                              --------------   --------------
Cash and cash equivalents at end of period    $   6,281,620    $   7,552,070
                                              ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                           BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1994, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the nine months ended September 30, 1994 and 1993, the Partnership incurred interest expense on purchase price, promissory and mortgage notes payable to non-affiliates of $3,451,967 and $4,391,773 and paid interest expense of $3,451,967 and $4,240,221, respectively.

3. Transactions with affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1994 are:

                                             Paid
                                     --------------------
                                     Nine Months  Quarter      Payable
                                     ----------  --------    ---------


    Property management fees           $610,712  $197,236      $66,419
    Reimbursement of expenses to
      the General Partner, at cost:
        Accounting                       46,452    29,048       27,325
        Data processing                  24,452    11,066       26,488
        Investor communications          14,347     8,972        6,121
        Legal                            10,751     6,723        7,871
        Portfolio management             40,207    25,144       16,416
        Other                            15,969     5,822        3,285


As of September 30, 1994, the Partnership has an $839,859 unsecured third loan outstanding to Balcor Real Estate Holdings, Inc. ("BREHI"), an affiliate of the General Partner. This loan relates to the 1989 refinancing of Walnut Ridge - Phase II Apartments. During the nine months ended September 30, 1994 and 1993, the Partnership incurred interest expense on BREHI loans of $73,931 and $290,642 and paid interest expense of $135,202 and $381,585, respectively. The Partnership also repaid $54,480 of principal during the nine months ended September 30, 1994. Interest expense of $14,607 was payable as of September 30, 1994.

4. Loan Refinancings:

(a) In July 1994, the first mortgage loan collateralized by Sandridge - Phase II Apartments was refinanced. The new first mortgage loan of $3,000,000 bears interest at a rate of 9.125% per annum, requires monthly payments of principal and interest of $24,409 and matures in August 2001. The Partnership used these proceeds and cash reserves to repay the existing first mortgage loan of $3,123,000. The Partnership also funded capital reserve escrows of $156,825 as well as related closing costs of $140,198.

(b) In February 1994, the Partnership completed a refinancing of the $11,366,926 first mortgage loan collateralized by North Cove Apartments which had matured in June 1993. Pursuant to the terms of the refinancing, the Partnership was required to remit $1,000,000 to the lender representing a principal reduction, and the lender forgave $466,926 of the principal balance and deferred interest of $933,474, reducing the principal balance to $9,900,000. This transaction resulted in a $1,400,400 extraordinary gain on forgiveness of debt. The new loan bears interest at a rate of 8% per annum with equal monthly payments of principal and interest of $72,643 and matures in March 2001. The Partnership paid fees of $69,226 related to this refinancing.

5. Subsequent Event:

In October 1994, the Partnership made a distribution of $337,523 ($4.50 per Interest) to the holders of Limited Partnership Interests for the third quarter of 1994.

                           BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Realty Investors-83 (the "Partnership") is a limited partnership formed in 1981 to invest in and operate income-producing real property. The Partnership raised $75,005,000 from sales of Limited Partnership Interests and utilized these proceeds to acquire eleven real property investments and a minority joint venture interest in one additional real property. To date, two properties have been sold and titles to an additional property as well as the property in which the Partnership held a minority joint venture interest have been relinquished through foreclosure to the lenders. The Partnership continues to operate its eight remaining properties.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1993 for a more complete understanding of the Partnership's financial position.

Operations
- - ----------

Summary of Operations
- - ---------------------

In connection with the February 1994 refinancing of the mortgage loan collateralized by North Cove Apartments, the lender forgave deferred interest and a portion of the principal due on the loan resulting in the recognition of an extraordinary gain on forgiveness of debt for the nine months ended September 30, 1994. During August 1993, the Partnership sold Sunset Place Apartments resulting in the recognition of a gain on the sale of the property for the nine months and quarter ended September 30, 1993. These are the primary reasons the Partnership generated net income for the nine months ended September 30, 1994 and the nine months and quarter ended September 30, 1993. Further discussion of the Partnership's operations is summarized below.

1994 Compared to 1993
- - ---------------------

The sale of Sunset Place Apartments in August 1993 resulted in decreases in rental and service income, interest expense on purchase price, promissory and mortgage notes payable, depreciation, amortization of deferred expenses, property operating expenses, real estate taxes and property management fees during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993. These decreases were partially or, in certain cases, fully offset by the events described below. In connection with the sale, the Partnership recognized a gain during the third quarter of 1993.

Higher rental rates at seven of the Partnership's remaining properties during the nine months ended September 30, 1994 resulted in increases in rental and service income and, correspondingly, property management fees which partially offset the above decreases from the Sunset Place sale.

Due to larger average cash balances available for investment during 1994 as a result of the 1993 property sale and refinancings, interest income on short-term investments increased for the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993.

In addition to the decrease in interest expense related to the sale of Sunset Place Apartments discussed above, lower interest rates on the Desert Sands and Springs Pointe mortgage loans combined with lower interest expense relating to the North Cove and Sandridge - Phase II mortgage loan refinancings in February and July 1994, respectively, further decreased interest expense during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993. Additionally, the Partnership paid a prepayment premium in connection with the July 1993 refinancing of the mortgage loan collateralized by the Walnut Ridge - Phase II Apartments. This resulted in a further decrease in interest expense for the quarter ended September 30, 1994 as compared to the same period in 1993.

The refinancing of the mortgage loan collateralized by the Walnut Ridge - Phase I and II apartment complexes and the sale of Sunset Place Apartments discussed above resulted in a decrease in amortization of deferred expenses for the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993. However, amortization of deferred expenses relating to the 1994 refinancings of the North Cove and Sandridge - Phase II apartment complexes partially offset this decrease.

Primarily due to higher roof repair expenditures at the Deer Oaks and Desert Sands apartment complexes, exterior painting and repairs at the Sandridge - Phase II, North Cove, Desert Sands and Springs Pointe apartment complexes, and increased insurance and utility costs at several of the Partnership's properties, property operating expenses increased at these properties during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993 and fully offset the decrease from the property sale.

Primarily due to higher accounting, portfolio management, and data processing fees combined with legal expenses incurred related to the North Cove bankruptcy proceedings, administrative expenses increased during the nine months and quarter ended September 30, 1994, as compared to the same periods in 1993.

In February 1994, the first mortgage loan collateralized by North Cove Apartments was refinanced, and the lender forgave deferred interest and a portion of the principal. In connection with this transaction, the Partnership recognized an extraordinary gain on forgiveness of debt during the nine months ended September 30, 1994.

Liquidity and Capital Resources
- - -------------------------------

The cash flow provided by the operating activities of the Partnership during the first nine months of 1994 included cash generated from the operation of the properties and interest income on short-term investments. This cash flow was partially offset by the payment of administrative expenses. The Partnership used the cash flow provided by operating activities and cash reserves to fund financing activities including distributions to Limited Partners, payment of deferred expenses and principal payments on mortgage notes payable, which included a $1,000,000 principal reduction on the North Cove Apartments loan as required by the February 1994 refinancing. Proceeds were received from financing activities in connection with the refinancing of the Sandridge - Phase II mortgage loan. These proceeds and a portion of cash reserves were used to repay the existing first mortgage loan obligation and closing costs. As a result, the cash or near cash position of the Partnership decreased as of September 30, 1994 when compared to December 31, 1993. A portion of the remaining cash reserves are being held to fund potential cash requirements relating to the refinancing or modification of the Eagle Crest - Phase I mortgage loan which matured in November 1994.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. During the nine months ended September 30, 1994, seven of the Partnership's remaining properties generated positive cash flow while North Cove Apartments operated at a marginal cash flow deficit. During the nine months ended September 30, 1993, seven of the Partnership's properties generated positive cash flow, while Desert Sands Apartments operated at a marginal cash flow deficit. The North Cove Apartments' cash flow decreased primarily due to decreased suite income and increased structural repairs, utility, payroll and insurance costs. Cash flow improved at Desert Sands Apartments due to higher rental income resulting from higher rental rates and due to lower interest expense resulting from an interest rate adjustment.

While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties including refinancing of mortgage loans, improving property operating performance, and seeking rent increases where market conditions allow. Despite improvements in the local economies and rental markets where certain of the Partnership's properties are located, the General Partner believes that continued ownership of many of the properties is in the best interests of the Partnership in order to maximize potential returns to Limited Partners. As a result, the Partnership will continue to own these properties for longer than the holding period for the assets originally described in the prospectus. The General Partner examines the operations of each property and each local market individually when determining the optimal time to sell each of the Partnership's properties.

Although an affiliate of the General Partner has, in certain circumstances, provided mortgage and unsecured loans for certain properties of the Partnership, there can be no assurance that loans of these types will be available from either an affiliate or the General Partner in the future. During December 1994, approximately $840,000 of loan financing with an affiliate of the General Partner matures. If the amount due is not repaid prior to maturity from sale of refinancing proceeds, the Partnership expects to be able to extend this loan under its current terms.

Each of the Partnership's properties is owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. During November 1994, the mortgage loan of approximately $6,939,000 collateralized by the Eagle Crest - Phase I apartment complex matured. The Partnership continues making debt service payments to the current lender, while negotiating to refinance this loan with a third party. The Partnership expects to complete this transaction during the fourth quarter of 1994. As a result of the downturn experienced by the real estate industry over the last few years, many banks, savings and loans and other lending institutions have tightened mortgage lending criteria and are generally willing to advance less funds with respect to a property than many lenders were willing to advance during the 1980's. As a result, in certain instances it may be difficult for the Partnership to refinance a property in an amount sufficient to retire in full the current mortgage financing with respect to the property. In the event negotiations with the existing lender for a loan modification or with new lenders for a refinancing are unsuccessful, the Partnership may sell the collateral property or other properties to satisfy an obligation or may relinquish title to the collateral property in satisfaction of the outstanding mortgage loan balance.

In July 1994, the first mortgage loan collateralized by Sandridge - Phase II Apartments was refinanced. The proceeds of the new loan of $3,000,000 along with cash reserves were used to repay the existing first mortgage loan of $3,123,000. The Partnership also funded capital reserves and related closing costs. See Note 4 of Notes to Financial Statements for additional information.

In February 1994, the Partnership completed a refinancing of the loan collateralized by North Cove Apartments pursuant to which the Partnership was required to make a $1,000,000 principal payment, and the lender forgave $1,400,400 of principal and deferred interest. See Note 4 of Notes to Financial Statements for additional information.

A restricted deposit in the amount of $700,000 is pledged as additional collateral related to the mortgage loan on the Desert Sands Apartments. The amount pledged as collateral is invested in short-term instruments pursuant to the terms of the pledge agreement with the lending institution. Interest earned on this amount accumulates to the benefit of the Partnership.

Eagle Crest - Phase I Apartments is located near the Dallas/Ft. Worth Airport. A proposed expansion plan provides for the construction of two additional runways on airport property. A proposed plan provides for varying levels of compensation to single family homeowners for the expected loss in value to their homes as a result of increased air traffic and heightened noise levels. However, no similar compensation is planned for the majority of apartment complex owners in the area, including the Partnership. In July 1993, the Partnership and other affected multi-family property owners filed a lawsuit to obtain equitable compensation. The airport board and the plaintiffs each filed a motion for summary judgment in March and April 1994, respectively. Court-ordered mediation between the parties did not result in a resolution and on October 12, 1994, the airport board's motion for summary judgment was granted. If the judgment stands in the airport board's favor, the Partnership would not receive any compensation as a result of the airport expansion. On October 24, 1994, the plaintiffs filed a motion for a new trial and/or to alter the judgment based on certain facts not previously considered. This motion is pending. If the court does not rule in favor of the plaintiffs, the Partnership will consider its other options including a possible appeal of the summary judgment.

During October 1994, the Partnership made a distribution of $337,523 ($4.50 per Interest) to the holders of Limited Partnership Interests for the third quarter of 1994. The level of this distribution was consistent with the amount distributed for the second quarter of 1994. The General Partner expects to continue quarterly distributions to Limited Partners based on the current performance of the Partnership's properties. However, the level of future distributions, if available, will depend on cash flow from the Partnership's remaining properties, the successful refinancing of certain mortgage loans and proceeds from future property sales, as to all of which there can be no assurances.

On November 4, 1994, The Balcor Company completed the sale of the assets of Allegiance Realty Group, Inc. to an unaffiliated company, Insignia Allegiance Management, Inc. ("Insignia"), which is based in Greenville, South Carolina. As a result of this transaction, Insignia has assumed the management of the Partnership's properties. This transaction is not expected to result in any material change to the property management fees paid by the Partnership.

Inflation has several types of potentially conflicting impacts on real estate investments. Short-term inflation can increase real estate operating costs which may or may not be recovered through increased rents depending on general or local economic conditions. In the long-term, inflation will increase operating costs and replacement costs and may lead to increased rental revenues and real estate values. The timing of the long-term effects of inflation on real estate may be dictated by general or local economic conditions.

                           BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------

(a) Exhibits:

(4) Amended and Restated Certificate of Limited Partnership set forth as
Exhibit 4.1 to Amendment No. 1 to Registrant's Registration Statement on
Form S-11 dated December 10, 1982 (Registration No. 2-79043) and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1992 (Commission File No. 0-11805) are incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1994 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended September 30, 1994.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              BALCOR REALTY INVESTORS-83

                              By: /s/Thomas E. Meador
                                  -----------------------------
                                  Thomas E. Meador
                                  President and Chief Executive Officer
                                  (Principal Executive Officer) of Balcor
                                  Partners-XIII, the General Partner



                              By: /s/Allan Wood
                                  ------------------------------
                                  Allan Wood
                                  Executive Vice President, and Chief
                                  Accounting and Financial Officer (Principal
                                  Accounting and Financial Officer) of Balcor
                                  Partners-XIII, the General Partner



Date: November 10, 1994
      --------------------------