Form 10-K
BALCOR REALTY INVESTORS 83
filed 1995-03-30
CIK 705959

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1994
                          -----------------
                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from               to
                               -------------    -------------

Commission file number 0-11805
                       -------

                           BALCOR REALTY INVESTORS-83
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Illinois                                      36-3189175
-------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

Balcor Plaza
4849 Golf Road, Skokie, Illinois                         60077-9894
----------------------------------------             -------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (708) 677-2900
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:

                         Limited Partnership Interests
                         -----------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                                     PART I

Item 1. Business
----------------

Balcor Realty Investors-83 (the "Registrant") is a limited partnership formed in 1981 under the laws of the State of Illinois. The Registrant raised $75,005,000 from sales of Limited Partnership Interests. The Registrant's operations consist exclusively of investment in and operation of real properties, and all financial information included in this report relates to this industry segment.

The Registrant utilized the net offering proceeds to acquire eleven real property investments and a minority joint venture interest in an additional property. The Registrant has since disposed of four of these properties, including the property in which the Registrant held a minority joint venture interest. As of December 31, 1994, the Registrant owns the eight properties as described under "Properties" (Item 2). The Partnership Agreement provides that the proceeds of any sale or refinancing of the Registrant's properties will not be reinvested in new acquisitions.

During 1994, institutionally owned and managed multi-family residential properties in many markets continued to experience favorable operating conditions combined with relatively low levels of new construction. These favorable operating conditions were supported by the strong pattern of national economic growth which contributed to job growth and rising income levels in most local economies. However, some rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties. Of the Registrant's eight properties, during 1994 seven generated positive cash flow while one generated a marginal cash flow deficit. See Item
7. Liquidity and Capital Resources for additional information.

Historically, real estate investments have experienced the same cyclical characteristics affecting most other types of long-term investments. While real estate values have generally risen over time, the cyclical character of real estate investments, together with local, regional and national market conditions, has resulted in periodic devaluations of real estate in particular markets, as has been experienced in the last few years. As a result of these factors, it has become necessary for the Registrant to retain ownership of many of its properties for longer than the holding period originally described in the prospectus. The General Partner examines the operations of each property and each local market in conjunction with the Registrant's long-term dissolution strategy when determining the optimal time to sell each of the Registrant's properties.

The Registrant completed the refinancings of two mortgage notes payable in 1994 and one in January 1995. See Note 3 of Notes to the Financial Statements for additional information.

The Registrant, by virtue of its ownership of real estate, is subject to federal and state laws and regulations covering various environmental issues. Management of the Registrant utilizes the services of environmental consultants to assess a wide range of environmental issues and to conduct tests for environmental contamination as appropriate. The General Partner is not aware of any potential liability due to environmental issues or conditions that would be material to the Registrant.

The officers and employees of Balcor Partners-XIII, the General Partner of the Registrant, and its affiliates perform services for the Registrant. The Registrant currently has no employees engaged in its operations.


Item 2. Properties

------------------

As of December 31, 1994, the Registrant owns the eight properties described below:

Location                      Description of Property
--------                      -----------------------

San Antonio, Texas         *  Deer Oaks Apartments: a 244-unit apartment
                              complex located on approximately 10 acres.

Phoenix, Arizona              Desert Sands Apartments: a 412-unit apartment
                              complex located on approximately 20 acres.

Irving, Texas              *  Eagle Crest Apartments - Phase I: a 296-unit
                              apartment complex located on approximately 12 acres.

Houston, Texas                North Cove Apartments: a 556-unit apartment
                              complex located on approximately 16 acres.

Pasadena, Texas               Sandridge Apartments - Phase II: a 196-unit
                              apartment complex located on approximately 8 acres.

Las Vegas, Nevada             Springs Pointe Village Apartments: a 484-unit
                              apartment complex located on approximately 27 acres.

Corpus Christi, Texas         Walnut Ridge Apartments - Phase I: a 380-unit
                              apartment complex located on approximately 11 acres.

Corpus Christi, Texas         Walnut Ridge Apartments - Phase II: a 324-unit
                              apartment complex located on approximately 9 acres.

 *Owned by the Registrant through a joint venture with the seller.

Each of the properties is held subject to various mortgage loans.

In the opinion of the General Partner, the Registrant has provided for adequate insurance coverage for its real estate investment properties.

See Notes to Financial Statements for other information regarding real property investments.

Item 3.  Legal Proceedings
--------------------------

Deer Oaks Apartments
--------------------

In 1983, a joint venture consisting of the Registrant as general partner and the seller as limited partner (the "Joint Venture") acquired the Deer Oaks Apartments. Previously in 1981, an affiliate of the seller (together with the seller, the "Seller") sold another property to a joint venture affiliated with the Registrant (the "Affiliate"). In 1987, the Joint Venture and the Affiliate filed suit against the Seller, two principals of the Seller and other parties in the 285th District Court, Bexar County, Texas, Case No.: 87-CI-11919, DO Associates, et al. vs. ADC Development Co., et al. The Joint Venture and the Affiliate sought to recover amounts due from the Seller under the management and guarantee agreements and for construction defects at the properties.

The case went to trial in April 1992 and the jury found for the Joint Venture and the Affiliate on certain counts and against them on other counts. The jury awarded the Joint Venture $45,654 in damages and $150,000 in attorneys' fees and the Affiliate $55,860 in damages and $150,000 in attorneys' fees, which amounts were less than requested. The Joint Venture and the Affiliate filed a notice of appeal in October 1993, in the Fourth Court of Appeals, San Antonio, Texas ("Appellate Court") (Appeal No.: 04-93-00718-CV).

In November 1993, a principal of the Seller filed for protection under Chapter 7 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court, District of Nevada, Case No. BK-S93-25-233-LBR, In Re Dustin Gorden, which stayed the proceedings in the Appellate Court. Although the Bankruptcy Court lifted the stay permitting the appeal to proceed, the Joint Venture, the Affiliate and certain defendants filed a motion in the Appellate Court in January 1995 to stay the appeal so that settlement discussions, which are currently ongoing, could proceed.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1994.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
-------------------------------------------------------------------------
Matters
-------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop; therefore, the market value of the Limited Partnership Interests cannot reasonably be determined. For information regarding previous distributions, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.

As of December 31, 1994, the number of record holders of Limited Partnership Interests of the Registrant was 7,324.

Item 6. Selected Financial Data
-------------------------------

                                      Year ended December 31,
                    ----------------------------------------------------------
                       1994        1993        1992        1991        1990
                    ----------  ----------  ----------  ----------  ----------
Total income       $16,120,215 $16,565,748 $16,433,299 $15,820,488 $15,488,340
Loss before gain
  on sale of
  property and
  extraordinary items (291,500)   (774,247) (1,179,837) (1,541,314) (2,294,938)
Net income (loss)    1,108,900   2,994,111  (1,179,837)  1,355,068  (2,294,938)
Net income (loss)
  per Limited Part-
  nership Interest       14.05       37.92      (14.94)      17.16      (29.07)
Total assets        55,306,162  58,987,183  60,133,453  61,884,993  68,903,919
Mortgage notes
  payable           56,248,201  58,567,203  62,635,603  62,801,950  71,126,492
Distributions per
  Limited Partner-
  ship Interest          18.00        None        None        None        None

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Summary of Operations
---------------------

In 1994, Balcor Realty Investors-83 (the "Partnership") recognized an extraordinary gain on forgiveness of debt in connection with the refinancing of the North Cove Apartments' mortgage loan payable. In 1993, the Partnership sold Sunset Place Apartments and recognized a gain on the sale of the property. These gains are the primary reasons the Partnership generated net income during 1994 and 1993 as compared to a net loss in 1992. Further discussion of the Partnership's operations is summarized below.

Operations
----------

1994 Compared to 1993
---------------------

The sale of Sunset Place Apartments in August 1993 resulted in decreases in rental and service income, interest expense on mortgage notes payable, depreciation, amortization of deferred expenses, property operating expenses, maintenance and repairs expense, real estate taxes and property management fees during 1994 as compared to 1993. These decreases were affected by the events described below. In connection with the sale, the Partnership recognized a gain of $3,768,358 during 1993.

Higher rental rates at most of the Partnership's remaining properties during 1994 resulted in increases in rental and service income, and correspondingly property management fees, which partially offset the decrease from the Sunset Place Apartments sale.

Due to higher interest rates and larger average cash balances available for investment during 1994 as a result of the net proceeds from the 1993 property sale and refinancings, interest income on short-term investments increased in 1994 as compared to 1993.

Interest expense decreased for 1994 as compared to 1993 as a result of the sale of Sunset Place Apartments, lower interest rates on the Desert Sands and Springs Pointe mortgage loans effective in 1993 when the interest rates were adjusted downward based on a market index in accordance with the loan agreements, lower interest expense relating to the North Cove mortgage loan refinancing in February 1994, and a prepayment penalty (which was classified as interest expense) in connection with the July 1993 refinancing of the Walnut Ridge - Phase II Apartment's mortgage loan. These decreases were partially offset by higher interest expense due to an increase in debt resulting from the 1993 refinancings on Walnut Ridge Phases - I and II apartment complexes.

Primarily due to higher insurance costs at all of the Partnership's properties, property operating expenses increased during 1994 as compared to 1993 and fully offset the decrease from the property sale.

Primarily due to higher roof repair expenditures at the Deer Oaks, Desert Sands, and Sandridge - Phase II apartment complexes, higher exterior painting expenditures at the Desert Sands and Spring Pointe apartment complexes and higher carpet replacement costs at the Eagle Crest - Phase I apartment complex, maintenance and repairs expense increased at these properties during 1994 as compared to 1993. These expenditures fully offset the decrease from the property sale and a decrease resulting from lower painting costs at the Walnut Ridge - Phases I and II apartment complexes.

As a result of higher accounting and data processing fees combined with legal expenses incurred related to the North Cove bankruptcy proceedings, administrative expenses increased during 1994 as compared to 1993.

In February 1994, the North Cove Apartments' mortgage loan payable was refinanced, and the lender forgave deferred interest and a portion of the principal. In connection with this transaction, the Partnership recognized an extraordinary gain on forgiveness of debt during 1994.

1993 Compared to 1992
---------------------

The sale of Sunset Place Apartments in August 1993 resulted in decreases in rental and service income, interest expense on mortgage notes payable, depreciation, property operating expenses, maintenance and repair expenses and property management fees during 1993 as compared to 1992. These decreases were affected by the events described below.

Increased rental rates at most of the Partnership's remaining properties resulted in an increase in rental and service income in 1993 when compared to 1992 and fully offset the decrease from the property sale.

Due to larger average cash balances available for investment, interest income on short-term investments increased during 1993 as compared to 1992.

The Partnership suspended debt service payments on the North Cove Apartment's mortgage note payable in May 1993. Subsequently the subsidiary of the Partnership which owns the property filed for protection under the U.S. Bankruptcy Code. This loan matured in June 1993, and for financial statement purposes, interest expense was recognized to the extent of net cash flow remitted to the lender as required by the court. In addition, the interest rates on the Desert Sands and Springs Pointe mortgage notes payable were reduced effective in October 1993. These events resulted in lower interest expense for these properties during 1993 when compared to 1992. However, the refinancing of the Walnut Ridge - Phases I and II apartment complexes' mortgage notes payable increased the total debt on the property and, therefore, increased the related interest expense, which partially offset the above decreases.

Primarily as a result of the full amortization of the deferred expenses related to a prior loan on Walnut Ridge - Phase II Apartments, which was refinanced in July 1993, amortization of deferred expenses increased during 1993 as compared to 1992.

Due to exterior painting at the North Cove and Walnut Ridge - Phases I and II apartment complexes and the purchase of floor coverings and wallpaper at the Desert Sands and Sandridge - Phase II apartment complexes, maintenance and repair expenses increased during 1993 as compared to 1992 and fully offset the decrease from the property sale.

During 1993, the Partnership incurred lower legal fees in connection with the Deer Oaks Apartments litigation, resulting in a decrease in administrative expenses during 1993 as compared to 1992.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased at December 31, 1994 as compared to December 31, 1993. The Partnership's operating activities consisted primarily of cash flow generated from the operation of the properties and interest income on short-term investments, which were partially offset by the payment of administrative expenses. Investing activities consisted of capital improvements to the North Cove and Sandridge - Phase II apartment complexes. Financing activities consisted of distributions to Limited Partners, principal payments on mortgage notes payable, which included a $1,000,000 principal reduction on the North Cove Apartments loan as required by the February 1994 refinancing, and the payment of costs associated with the refinancing of the Sandridge - Phase II mortgage loan. The Partnership did not realize any net proceeds in connection with the refinancings.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During 1994, seven of the Partnership's remaining properties generated positive cash flow while North Cove Apartments operated at a marginal cash flow deficit. During 1993, seven of the Partnership's properties generated positive cash flow, while Desert Sands Apartments operated at a marginal cash flow deficit. The North Cove Apartments' cash flow decreased primarily due to decreased rental income as a result of lower occupancy and increased insurance costs. Cash flow improved at Desert Sands Apartments due to higher rental income resulting from higher rental rates and lower interest expense resulting from an interest rate adjustment on the mortgage note in accordance with the loan agreement.

While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties including refinancing of mortgage loans, improving property operating performance, and seeking rent increases where market conditions allow. As of December 31, 1994, the occupancy rates of the Partnership's properties ranged from 85% to 97%. Despite improvements in the local economies and rental markets where certain of the Partnership's properties are located, the General Partner believes that continued ownership of many of the properties is in the best interests of the Partnership in order to maximize potential returns to Limited Partners. As a result, the Partnership will continue to own these properties for longer than the holding period for the assets originally described in the prospectus. The General Partner examines the operations of each property and each local market in conjunction with the Partnership's long-term dissolution strategy when determining the optimal time to sell each of the Partnership's properties.

Although an affiliate of the General Partner has, in certain circumstances, provided loans for certain properties of the Partnership, there can be no assurance that loans of this type will be available from either an affiliate or the General Partner in the future. During December 1994, approximately $773,000 of loan financing on the Walnut Ridge - Phase II Apartments with an affiliate of the General Partner matured and was extended for an additional three year period.

Each of the Partnership's properties is owned through the use of mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. See Note 3 of Notes to Financial Statements for information concerning outstanding balances, maturity dates, interest rates, and other items related to each of these mortgage loans. During 1995, approximately $4,305,000 of mortgage loan financing collateralized by the Deer Oaks apartment complex matures and the Partnership expects to refinance this loan prior to its maturity.

During 1994, the North Cove and Sandridge - Phase II apartment complexes' mortgage loans were refinanced, and during January 1995, the Eagle Crest - Phase I Apartments' mortgage loan was refinanced. See Note 3 of Notes to Financial Statements for additional information.

Eagle Crest - Phase I Apartments is located near the Dallas/Ft. Worth Airport. A proposed expansion plan provides for the construction of two additional runways on airport property. A plan proposed by the Dallas/Fort Worth International Airport Board provides for varying levels of compensation to single family homeowners; however, no similar compensation is planned for the majority of apartment complex owners, including the property. In July 1993, the Partnership and other affected multi-family property owners filed a lawsuit seeking to obtain compensation. In October 1994, the airport board's motion for summary judgment was granted. The plaintiffs filed a motion for a new trial and/or to alter the judgment, which was denied in November 1994. As a result, the Partnership is not entitled to receive any compensation due to the airport expansion. The plaintiffs have decided not to appeal the decision due to the costs of continuing the litigation, but intend to continue to monitor the situation.

In January 1995, the Partnership paid $337,523 ($4.50 per Interest) to Limited Partners representing the quarterly distribution for the fourth quarter of 1994. The General Partner reinstated quarterly distributions to Limited Partners in January 1994 and made four quarterly distributions totaling $18.00 per Interest during 1994. To date, investors have received distributions of Net Cash Receipts of $57.50 and Net Cash Proceeds of $100, totaling $157.50 per $1,000 Interest, as well as certain tax benefits. The General Partner expects to continue quarterly distributions to Limited Partners based on the current performance of the Partnership's properties. However, the level of future distributions will depend on cash flow from the Partnership's remaining properties, the successful refinancing of certain mortgage loans and proceeds from future property sales, as to all of which there can be no assurances. In light of results to date and current market conditions, the General Partner does not anticipate that investors will recover all of their original investment.

The General Partner has recently completed the outsourcing of the financial reporting and accounting services, transfer agent and investor records services, and computer operations and systems development functions that provided services to the Partnership. All of these functions are now being provided by independent third parties. Additionally, Allegiance Realty Group, Inc., which has provided property management services to all of the Partnership's properties, was sold to a third party. Each of these transactions occurred after extensive due diligence and competitive bidding processes. The General Partner does not believe that the cost of providing these services to the Partnership, in the aggregate, will be materially different to the Partnership during 1995 when compared to 1994.

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

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                         December 31, 1994          December 31, 1993
                      -----------------------   -------------------------
                       Financial       Tax       Financial         Tax
                      Statements     Returns     Statements      Returns
                      ----------    ---------    ----------     ---------

Total assets          $55,306,162  $36,658,363   $58,987,183  $41,109,607
Partners' capital
  (deficit):
    General Partner    (3,648,355)  (5,449,072)   (3,703,800)  (5,811,883)
    Limited Partners      887,404  (14,646,823)    1,184,041  (13,351,286)
Net income:
  General Partner          55,445      362,811       149,706    4,262,165
  Limited Partners      1,053,455       54,555     2,844,405    1,167,626
  Per Limited Part-
    nership Interest        14.05          .73         37.92        15.57

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

There have been no changes in or disagreements with accountants on any matter of accounting principles, practices or financial statement disclosure.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Partners-XIII, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experiences of the executive officers and significant employees of the General Partner of the Registrant are as follows:

     TITLE                                         OFFICERS
     -----                                         --------

Chairman, President and Chief           Thomas E. Meador
  Executive Officer
Executive Vice President,               Allan Wood
Chief Financial Officer and
  Chief Accounting Officer
Senior Vice President                   Alexander J. Darragh
First Vice President                    Daniel A. Duhig
First Vice President                    Josette V. Goldberg
First Vice President                    Alan G. Lieberman
First Vice President                    Brian D. Parker
 and Assistant Secretary
First Vice President                    John K. Powell, Jr.
First Vice President                    Reid A. Reynolds
First Vice President                    Thomas G. Selby


Thomas E. Meador (July 1947) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Allan Wood (January 1949) joined Balcor in August 1983 and, as Balcor's Chief Financial Officer and Chief Accounting Officer, is responsible for the
financial and administrative functions.   He is also a Director of The Balcor
Company. Mr. Wood is a Certified Public Accountant. Prior to joining Balcor, he was employed by Price Waterhouse where he was involved in auditing public and private companies.

Alexander J. Darragh (February 1955) joined Balcor in September 1988 and has primary responsibility for the Portfolio Advisory Group. He is responsible for due diligence analysis and real estate advisory services in support of asset management, institutional advisory and capital markets functions. Mr. Darragh has supervisory responsibility of Balcor's Investor Services, Investment Administration, Fund Management and Land Management departments. Mr. Darragh received masters' degrees in Urban Geography from Queens's University and in Urban Planning from Northwestern University.

Daniel A. Duhig (October 1956) joined Balcor in November 1986 and is responsible for the Asset Management Department relating to real estate investments made by Balcor and its affiliated partnerships, including negotiations for modifications or refinancings of real estate mortgage investments and the disposition of real estate investments.

Josette V. Goldberg (April 1957) joined Balcor in January 1985 and has primary responsibility for all human resources matters. In addition, she has supervisory responsibility for Balcor's administrative and MIS departments. Ms. Goldberg has been designated as a Senior Human Resources Professional
(SHRP).

Alan G. Lieberman (June 1959) joined Balcor in May 1983 and is responsible for the Property Sales and Capital Markets Groups. Mr. Lieberman is a Certified Public Accountant.

Brian D. Parker (June 1951) joined Balcor in March 1986 and is responsible for Balcor's corporate and property accounting, treasury and budget activities. Mr. Parker is a Certified Public Accountant and holds an M.S. degree in Accountancy from DePaul University.

John K. Powell, Jr. (June 1950) joined Balcor in September 1985 and is responsible for the administration of the investment portfolios of Balcor's partnerships and for Balcor's risk management functions. Mr. Powell received a Master of Planning degree from the University of Virginia. He has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Reid A. Reynolds (April 1950) joined Balcor in March 1981 and is involved with the asset management of residential properties for Balcor. Mr. Reynolds is a licensed Real Estate Broker in the State of Illinois.

Thomas G. Selby (July 1955) joined Balcor in February 1984 and has responsibility for various Asset Management functions, including oversight of the residential portfolio. From January 1986 through September 1994, Mr. Selby was Regional Vice President and then Senior Vice President of Allegiance Realty Group, Inc., an affiliate of Balcor providing property management services.
Mr. Selby was responsible for supervising the management of residential properties in the western United States.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1994.

Item 11. Executive Compensation
-------------------------------

The Registrant has not paid and does not propose to pay any remuneration to the executive officers and directors of Balcor Partners-XIII, the General Partner. Certain of these officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 7 of Notes to Financial Statements for the information relating to transactions with affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

(a) No person owns of record or is known by the Registrant to own beneficially more than 5% of the outstanding Limited Partnership Interests of the Registrant.

(b) Balcor Partners-XIII and its officers and partners own as a group the following Limited Partnership Interests in the Registrant:


                                   Amount
                                Beneficially
         Title of Class            Owned       Percent of Class
         --------------        -------------   ----------------

         Limited Partnership    99 Interests     Less than 1%
           Interests

Relatives and affiliates of the officers and partners of the General Partner own 18 Limited Partnership Interests.

(c) The Registrant is not aware of any arrangements, the operation of which may result in a change of control of the Registrant.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

(a & b) See Note 2 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

See Note 7 of Notes to Financial Statements for information relating to transactions with affiliates.

(c) No management person is indebted to the Registrant.

(d) The Registrant has no outstanding agreements with any promoters.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K
------------------------------------------------------------------------

(a)
(1 & 2) See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

(3) Exhibits:

(3) The Amended and Restated Agreement of Limited Partnership set forth as
Exhibit 3 to Amendment No. 1 to the Registrant's Registration Statement on Form S-11 dated December 10, 1982 (Registration No. 2-79043) is incorporated herein by reference.

(4) Amended and Restated Certificate of Limited Partnership set forth as
Exhibit 4.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-11 dated December 10, 1982 (Registration No. 2-79043) and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1992 (Commission File No. 0-11805) are incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for 1994 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended December 31, 1994.

(c) Exhibits: See Item 14 (a)(3) above.

(d) Financial Statement Schedule: See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR REALTY INVESTORS LTD.-83


                         By:  /s/Allan Wood
                              ---------------------------
                              Allan Wood
                              Executive Vice President, and Chief
                              Accounting and Financial Officer
                              (Principal Accounting and Financial
                              Officer) of Balcor Partners-XIII, the
                              General Partner

Date: March 29, 1995
      ------------------
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                      Title                       Date
----------------------   -------------------------------      ------------
                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Partners-XIII,
 /s/Thomas E. Meador     the General Partner                 March 29, 1995
--------------------                                         --------------
  Thomas E. Meador
                         Executive Vice President, and
                         Chief Accounting and Financial
                         Officer (Principal Accounting
                         and Financial Officer) of
                         Balcor Partners-XIII, the
    /s/Allan Wood        General Partner                     March 29, 1995
--------------------                                         --------------
     Allan Wood

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1994 and 1993

Statements of Partners' Deficit, for the years ended December 31, 1994, 1993 and 1992

Statements of Income and Expenses, for the years ended December 31, 1994, 1993 and 1992

Statements of Cash Flows, for the years ended December 31, 1994, 1993 and 1992

Notes to Financial Statements

Financial Statement Schedule:

III - Real Estate and Accumulated Depreciation, as of December 31, 1994


Schedules, other than that listed, are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Balcor Realty Investors-83:

We have audited the financial statements and the financial statement schedule of Balcor Realty Investors-83 (An Illinois Limited Partnership) as listed in the index of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Realty Investors-83 at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.






                                   COOPERS & LYBRAND L.L.P.


Chicago, Illinois
March 17, 1995

                            BALCOR REALTY INVESTORS-83
                        (An Illinois Limited Partnership)

                                  BALANCE SHEETS
                            December 31, 1994 and 1993



                                      ASSETS


                                                    1994          1993
                                               -------------  ------------
Cash and cash equivalents                      $  5,950,452   $ 8,151,524
Restricted investments                              700,000       700,000
Escrow deposits                                   1,560,542     1,193,269
Accounts and accrued interest receivable             97,846        10,224
Prepaid expenses                                     36,266       110,253
Deferred expenses, net of accumulated
  amortization of $631,300 in 1994 and
  $730,738 in 1993                                  597,642       579,985
                                               -------------  ------------
                                                  8,942,748    10,745,255
                                               -------------  ------------
Investment in real estate, at cost:
  Land                                           10,560,405    10,560,405
  Buildings and improvements                     66,665,695    66,555,271
                                               -------------  ------------
                                                 77,226,100    77,115,676
  Less accumulated depreciation                  30,862,686    28,873,748
                                               -------------  ------------
Investment in real estate, net of
  accumulated depreciation                       46,363,414    48,241,928
                                               -------------  ------------
                                               $ 55,306,162   $58,987,183
                                               =============  ============


                     LIABILITIES AND PARTNERS' DEFICIT


Accounts payable                               $    214,310   $   268,123
Due to affiliates                                    74,058       111,475
Accrued liabilities, principally real estate
  taxes                                           1,241,718     2,257,527
Security deposits                                   288,826       302,614
Mortgage notes payable - affiliate                  772,896       894,339
Mortgage notes payable                           55,475,305    57,672,864
                                               -------------  ------------
    Total liabilities                            58,067,113    61,506,942

Partners' deficit (75,005 Limited Partnership
  Interests issued and outstanding)              (2,760,951)   (2,519,759)
                                               -------------  ------------
                                               $ 55,306,162   $58,987,183
                                               =============  ============

  The accompanying notes are an integral part of the financial statements.

                            BALCOR REALTY INVESTORS-83
                        (An Illinois Limited Partnership)

                         STATEMENTS OF PARTNERS' DEFICIT
              for the years ended December 31, 1994, 1993 and 1992



                                      Partners' Capital (Deficit) Accounts
                                 -----------------------------------------
                                                  General        Limited
                                     Total        Partner       Partners
                                 ------------  -------------  ------------

Balance at December 31, 1991     $(4,334,033)  $ (3,794,514)  $  (539,519)

Net loss for the year
  ended December 31, 1992         (1,179,837)       (58,992)   (1,120,845)
                                 ------------  -------------  ------------
Balance at December 31, 1992      (5,513,870)    (3,853,506)   (1,660,364)

Net income for the year
  ended December 31, 1993          2,994,111        149,706     2,844,405
                                 ------------  -------------  ------------
Balance at December 31, 1993      (2,519,759)    (3,703,800)    1,184,041

Cash distributions to
  Limited Partners (A)            (1,350,092)                  (1,350,092)
Net income for the year
  ended December 31, 1994          1,108,900         55,445     1,053,455
                                 ------------  -------------  ------------
Balance at December 31, 1994     $(2,760,951)  $ (3,648,355)  $   887,404
                                 ============  =============  ============








(A) Summary of cash distributions paid per Interest:

                                     1994           1993          1992
                                  -----------   ------------   -----------

              First Quarter      $      4.50        None          None
              Second Quarter            4.50        None          None
              Third Quarter             4.50        None          None
              Fourth Quarter            4.50        None          None


  The accompanying notes are an integral part of the financial statements.

                            BALCOR REALTY INVESTORS-83
                        (An Illinois Limited Partnership)

                        STATEMENTS OF INCOME AND EXPENSES
              for the years ended December 31, 1994, 1993 and 1992



                                     1994           1993          1992
                                 ------------  -------------  ------------
Income:
  Rental and service             $15,796,390   $ 16,422,721   $16,381,385
  Interest on short-term
    investments                      323,825        143,027        51,914
                                 ------------  -------------  ------------
      Total income                16,120,215     16,565,748    16,433,299
                                 ------------  -------------  ------------

Expenses:
  Interest on mortgage
    notes payable                  4,477,599      5,843,874     6,372,720
  Depreciation                     1,988,938      2,144,183     2,240,153
  Amortization of deferred
    expenses                         192,062        214,176       171,565
  Property operating               4,926,809      4,490,520     4,435,693
  Maintenance and repairs          2,008,979      1,797,099     1,492,631
  Real estate taxes                1,446,103      1,582,090     1,552,447
  Property management fees           789,447        824,080       819,357
  Administrative                     581,778        443,973       528,570
                                 ------------  -------------  ------------
      Total expenses              16,411,715     17,339,995    17,613,136
                                 ------------  -------------  ------------
Loss before gain on sale of
  property and extraordinary item   (291,500)      (774,247)   (1,179,837)

Gain on sale of property                          3,768,358
                                 ------------  -------------  ------------
(Loss) income before extra-
  ordinary item                     (291,500)     2,994,111    (1,179,837)

Extraordinary item:
  Gain on forgiveness of debt      1,400,400
                                 ------------  -------------  ------------
Net income (loss)                $ 1,108,900   $  2,994,111   $(1,179,837)
                                 ============  =============  ============
(Loss) income before extra-
  ordinary item allocated to
  General Partner                $   (14,575)  $    149,706   $   (58,992)
                                 ============  =============  ============
(Loss) income before extra-
  ordinary item allocated to
  Limited Partners               $  (276,925)  $  2,844,405   $(1,120,845)
                                 ============  =============  ============
(Loss) income before extra-
  ordinary item per Limited
  Partnership Interest (75,005
  issued and outstanding)        $     (3.69)  $      37.92   $    (14.94)
                                 ============  =============  ============
Extraordinary item allocated
  to General Partner             $    70,020           None          None
                                 ============  =============  ============
Extraordinary item allocated
  to Limited Partners            $ 1,330,380           None          None
                                 ============  =============  ============
Extraordinary item per Limited

  Partnership Interest (75,005
  issued and outstanding)        $     17.74           None          None
                                 ============  =============  ============

Net income (loss) allocated to
  General Partner                $    55,445   $    149,706   $   (58,992)
                                 ============  =============  ============
Net income (loss) allocated to
  Limited Partners               $ 1,053,455   $  2,844,405   $(1,120,845)
                                 ============  =============  ============
Net income (loss) per Limited
  Partnership Interest (75,005
  issued and outstanding)        $     14.05   $      37.92   $    (14.94)
                                 ============  =============  ============


  The accompanying notes are an integral part of the financial statements.

                            BALCOR REALTY INVESTORS-83
                         (An Illinois Limited Partnership)

                              STATEMENTS OF CASH FLOWS
               for the years ended December 31, 1994, 1993 and 1992



                                     1994           1993          1992
                                 ------------  -------------  ------------
Operating activities:
  Net income (loss)              $ 1,108,900   $  2,994,111   $(1,179,837)
  Adjustments to reconcile net
    income (loss) to net cash
    provided by operating
    activities:
      Gain on forgiveness of debt (1,400,400)
      Gain on sale of property                   (3,768,358)
      Depreciation of properties   1,988,938      2,144,183     2,240,153
      Amortization of deferred
        expenses                     192,062        214,176       171,565
      Deferred interest expense                     323,214       662,887
      Payments of deferred
        interest expense                           (377,109)     (831,758)
      Net change in:
        Escrow deposits             (367,273)      (387,049)      (64,181)
        Accounts and accrued
          interest receivable        (87,622)       173,344       (15,924)
        Prepaid expenses              73,987        (75,022)         (412)
        Accounts payable             (53,813)       (88,499)       39,709
        Due to affiliates            (37,417)        29,818       (12,774)
        Accrued liabilities          (82,335)        48,926      (188,319)
        Security deposits            (13,788)        (8,331)        5,755
                                 ------------  -------------  ------------
  Net cash provided by operating
    activities                     1,321,239      1,223,404       826,864
                                 ------------  -------------  ------------
Investing activities:
  Improvements to properties        (110,424)       (93,545)      (36,840)
  Proceeds from sale of real
    estate                                       10,600,000
  Payment of selling costs                          (26,200)
                                 ------------  -------------  ------------
  Net cash used in or provided
     by investing activities        (110,424)    10,480,255       (36,840)
                                 ------------  -------------  ------------
Financing activities:
  Distributions to Limited
    Partners                      (1,350,092)
  Proceeds from loan payable -
    affiliate                                                      71,892
  Repayment of loan payable -
    affiliate                                                    (152,748)
  Proceeds from issuance of
    mortgage notes payable         3,000,000     11,043,750
  Repayment of mortgage notes
    payable                       (3,123,000)   (10,916,567)
  Repayment of mortgage notes
    payable - affiliate             (121,443)    (3,837,920)
  Principal payments on
    mortgage notes payable        (1,607,633)      (357,663)     (166,347)
  Payment of deferred expenses      (209,719)      (275,200)
                                 ------------  -------------  ------------
  Net cash used in financing
    activities                    (3,411,887)    (4,343,600)     (247,203)
                                 ------------  -------------  ------------
  Net change in cash and
    cash equivalents             $(2,201,072)  $  7,360,059   $   542,821
  Cash and cash equivalents
    at beginning of year           8,151,524        791,465       248,644
                                 ------------  -------------  ------------
  Cash and cash equivalents at
    end of year                  $ 5,950,452   $  8,151,524   $   791,465
                                 ============  =============  ============





  The accompanying notes are an integral part of the financial statements.

                           BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

 1. Accounting Policies:

(a) Depreciation expense is computed using straight-line and accelerated methods. Rates used in the determination of depreciation are based upon the following estimated useful lives:

                                                     Years
                                                     -----

               Buildings and improvements          20 to 30
               Furniture and fixtures                  5

Maintenance and repairs are charged to expense when incurred. Expenditures for improvements are charged to the related asset account.

The Partnership records its investments in real estate at cost, and periodically assesses possible impairment to the values of its properties. In the event that the General Partner determines that a permanent impairment in value has occurred, the carrying basis of the property is reduced to its estimated fair value.

(b) Deferred expenses consist of loan modification and refinancing fees which are amortized over the terms of the respective agreements.

(c) Cash equivalents include all highly liquid investments with a maturity of three months or less when purchased.

(d) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

2. Partnership Agreement:

The Partnership was organized in December 1981; however, operations did not commence until February 1983. The Partnership Agreement provides for Balcor Partners-XIII to be the General Partner and for the admission of Limited Partners through the sale of up to 75,005 Limited Partnership Interests at $1,000 per Interest, all of which were sold as of March 28, 1983, the termination date of the offering.

The Partnership Agreement provides that the General Partner will be allocated 5% of the operating profits and losses and 1% of capital losses and the greater of 1% of capital profits or an amount equal to Net Cash Proceeds distributed to the General Partner. 100% of Net Cash Receipts available for distribution shall be distributed to the holders of Interests in proportion to their participating percentages as of the record date for such distributions. In addition, there shall be accrued for the benefit of the General Partner as its distributive share from operations, an amount equivalent to 5.26% of the total Net Cash Receipts being distributed, which will be paid only out of available Net Cash Proceeds.

When and as the Partnership sells or refinances properties, the Net Cash Proceeds resulting therefrom which are available for distribution will be distributed only to the Limited Partners until such time as the Limited Partners have received an amount equal to their Original Capital plus any deficiency in the Cumulative Distribution of 6% per annum on Adjusted Original Capital. Only after such returns are made to the Limited Partners would the General Partner receive 18% of further distributed Net Cash Proceeds including its accrued share of Net Cash Receipts, subject to certain limitations as specified in the Partnership Agreement.

3. Mortgage Notes Payable:

Mortgage notes payable at December 31, 1994 and 1993 consisted of the following:

                    Carrying    Carrying  Current  Final
Property           Amount of    Amount of Inter-  Matur-   Current   Estimated
Pledged as          Notes at     Notes at  est     ity     Monthly    Balloon
Collateral          12/31/94    12/31/93  Rate %   Date    Payment    Payment
-----------------  ----------  ---------- ------  ------- --------  ----------

Mortgage Notes Payable - Nonaffiliates:
Apartment Complexes:

Deer Oaks          $4,332,577  $4,371,091 10.00%    1995  $39,491    $4,305,000
                                                     (A)
Desert Sands        9,272,229   9,459,517 6.498%    1998   66,166     8,472,000
Eagle Crest -
  Phase I (B)       6,939,000   6,939,000 9.621%    2002   61,008     6,776,000
North Cove (C)      9,831,545  11,366,926 8.0%      2001   72,643     9,167,000
Sandridge -
  Phase II (D)      2,991,895   3,123,000 9.125%    2001   24,409     2,816,000
Springs Pointe
  Village          11,174,573  11,400,580 6.498%    1998   79,845    10,209,000
Walnut Ridge -
  Phase I (E)       5,810,155   5,852,276  8.94%    2000   46,968     5,498,000
Walnut Ridge -
  Phase II (E)      5,123,331   5,160,474  8.94%    2000   41,416     4,848,000
                  ----------- -----------

  Subtotal         55,475,305  57,672,864
                  ----------- -----------
Mortgage Notes Payable - Affiliate:

Apartment Complex:

Walnut Ridge -
  Phase II (F)        772,896     894,339 10.50%    1997         (F)    773,000
                  ----------- -----------

    Total         $56,248,201 $58,567,203
                  =========== ===========

(A) The General Partner expects to be able to refinance this loan prior to maturity.

(B) In January 1995, this loan was refinanced. The interest rate increased from 9.025% to 9.621%, the maturity date was extended from November 1994 to February 2002 and the monthly payments increased from $52,187 to $61,008. A portion of the proceeds from the new $7,180,000 first mortgage loan were used to repay the existing first mortgage loan of $6,939,000.

(C) This loan had originally matured in June 1993 and the Partnership remitted the property's monthly cash flow as interest expense until the loan was refinanced in February 1994. Pursuant to the terms of the refinancing, the Partnership was required to remit $1,000,000 to the lender representing a principal reduction, and the lender forgave $466,926 of the principal balance and deferred interest of $933,474, reducing the principal balance from $11,366,926 to $9,900,000. This resulted in a $1,400,400 extraordinary gain on forgiveness of debt in 1994. The new loan bears interest at a rate of 8% per annum with monthly payments due of $72,643 and matures in February 2001.

(D) In July 1994, this loan was refinanced. The interest rate increased from 9.025% to 9.125%, the maturity date was extended from December 1994 to August 2001 and the monthly payments increased from $23,489 to $24,409. The proceeds from the new $3,000,000 first mortgage loan and cash reserves were used to repay the existing first mortgage loan of $3,123,000.

(E) In July 1993, the Walnut Ridge - Phases I and II loans were refinanced. The Partnership obtained a new first mortgage loan of $11,043,750 collateralized by the Walnut Ridge - Phases I and II apartment complexes. The new first mortgage loan was allocated $5,868,750 to Walnut Ridge - Phase I and $5,175,000 to Walnut Ridge - Phase II. The proceeds from the refinancing were used to repay the existing first mortgage loan of $4,357,000 on Walnut Ridge - Phase II Apartments and mortgage loans totaling $3,837,920 on Walnut Ridge - Phase II Apartments and Sandridge - Phase II Apartments, which were due to Balcor Real Estate Holdings, Inc. ("BREHI"), an affiliate of the General Partner.

(F) Represents an unsecured loan from BREHI. The pay rate is the net cash flow from the property and payments are applied first to interest and then to principal. The loan matured in December 1994, and BREHI extended the loan for an additional three years.

The Partnership's loans described above require current monthly payments of principal and interest, unless otherwise noted.

Five-year maturities of the mortgage notes payable are approximately as follows:

                         1995          $ 5,009,000
                         1996              731,000
                         1997            1,559,000
                         1998           19,274,000
                         1999              338,000

During 1994, 1993 and 1992, the Partnership incurred interest expense on mortgage notes payable to non-affiliates of $4,382,118, $5,519,514 and $5,857,549, respectively. The Partnership paid interest expense to non-affiliates of $4,382,118 in 1994, $5,312,292 in 1993 and $6,000,750 in
1992.

4. Management Agreements:

As of December 31, 1994, all of the properties owned by the Partnership are managed by a third-party management company. These management agreements provide for annual fees of 5% of gross operating receipts.

5. Sellers' Participation in Joint Ventures:

The Deer Oaks and Eagle Crest - Phase I apartment complexes are owned by joint ventures between the Partnership and the respective sellers. Consequently, the sellers retain an interest in each property through their interest in each joint venture. All assets, liabilities, income and expenses of the joint ventures are included in the financial statements of the Partnership with the appropriate adjustment to income or loss, if any, for the sellers' participation in the joint ventures.

6. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. For 1994, the net effect of these accounting differences is that the net income in the financial statements is $691,534 more than the tax income of the Partnership for the same period.

7. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/94         12/31/93         12/31/92
                          --------------   --------------   --------------
                           Paid   Payable   Paid   Payable   Paid   Payable

                          ------  -------  ------  -------  ------  -------

Property management fees $721,999    None $806,815 $86,121 $817,115 $68,856
Reimbursement of expenses
  to General Partner,
  at cost:
    Accounting             86,414 $30,902   59,807   4,984   57,990   4,342
    Data processing        54,173  10,892   31,161   5,706   34,130   2,801
    Investor communica-
      tions                20,528   5,964   18,471   1,539   11,780     882
    Legal                  13,567   8,702   13,841   1,153   26,578   1,990
    Portfolio management   54,667  14,929   54,668  10,974   24,428   1,829
    Other                   9,785   2,669   11,986     998   12,781     957

Allegiance Realty Group, Inc., an affiliate of the General Partner, managed all of the Partnership's properties until the affiliate was sold to a third party in November 1994.

As of December 31, 1994, the Partnership has an $772,896 unsecured third loan outstanding to Balcor Real Estate Holdings, Inc. ("BREHI"), an affiliate of the General Partner. In July 1993, $3,837,920 of the proceeds from the refinancing of the Walnut Ridge - Phases I and II apartment complexes were used to repay all of the Sandridge - Phase II BREHI loan and a portion of the Walnut Ridge - Phase II BREHI loans. The Partnership incurred interest expense on the BREHI loans of $95,481, $324,360 and $510,870 and paid interest expense of $164,371, $381,585 and $536,540 during 1994, 1993 and 1992, respectively. Interest expense of $6,988 and $75,878 was payable as of December 31, 1994 and 1993, respectively, and is included in accrued liabilities on the balance sheet.

The Partnership participates in an insurance deductible program with other affiliated partnerships in which the program pays claims up to the amount of the deductible under the master insurance policies for its properties. The program is administered by an affiliate of the General Partner who receives no fee for administering the program. The Partnership's premiums to the deductible insurance program were $161,478, $106,145 and $112,499 for 1994, 1993 and 1992,
respectively.

8. Property Sale:

In August 1993, the Partnership sold Sunset Place Apartments for an all cash sales price of $10,600,000. From the proceeds, the Partnership paid $6,559,567 in full satisfaction of the property's first mortgage loan. The basis of the property was $6,805,442, net of accumulated depreciation of $3,744,588. For financial statement purposes, the Partnership recognized a gain of $3,768,358 from the sale of the property.

9. Restricted Investments:

The Partnership has pledged cash of $700,000 as additional collateral related to the mortgage loan on the Desert Sands apartment complex. The amount pledged as collateral is invested in short-term instruments pursuant to the terms of the pledge agreement with the lending institution. Interest earned on this amount accumulates for the benefit of the Partnership.

10. Subsequent Event:

In January 1995, the Partnership made a distribution of $337,523 ($4.50 per Interest) to the holders of Limited Partnership Interests for the fourth quarter of 1994.

                                       BALCOR REALTY INVESTORS-83
                                    (An Illinois Limited Partnership)

                         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                         as of December 31, 1994
        Col. A                 Col. B          Col. C                        Col. D
---------------------         --------  --------------------    ---------------------------------
                                            Initial Cost                Cost Adjustments
                                           to Partnership           Subsequent to Acquisition
                                        --------------------    ---------------------------------
                                                   Buildings              Carrying      Reduction
                               Encum-               and Im-     Improve-    Costs        of Basis
     Description               brances    Land    provements     ments       (b)           (c)
---------------------          -------  -------- ------------  ---------  ---------    ----------
Deer Oaks Apts.,
  a 244-unit complex
  in San Antonio, TX             (a)  $1,100,000   $4,430,200      None  $  190,358         None
Desert Sands Apts.,
  a 412-unit complex
  in Phoenix, AZ                 (a)   1,442,000    9,088,000      None   1,009,306         None
Eagle Crest Apts. I,
  a 296-unit complex
  in Irving, TX                  (a)   1,527,000    6,829,400  $151,582   1,013,264         None
North Cove Apts.,
  a 556-unit complex
  in Houston, TX                 (a)   1,700,000   11,243,000    25,000     896,638    $(263,745)
Sandridge Apts. II,
  a 196-unit complex
  in Pasadena, TX                (a)     535,000    4,395,000    85,424     169,746      (70,854)
Springs Pointe Apts.,
  a 484-unit complex
  in Las Vegas, NV               (a)   1,530,000   11,825,000    36,840       6,850     (130,084)
Walnut Ridge Apts. I,
  a 380-unit complex in
  Corpus Christi, TX             (a)   1,391,000    7,544,000    50,514     155,628      (62,070)
Walnut Ridge Apts. II,
  a 324-unit complex in
  Corpus Christi, TX             (a)   1,346,000    6,569,000    43,031   1,494,948      (70,876)
                                     -----------  -----------  --------  ----------    ---------
    Total                            $10,571,000  $61,923,600  $392,391  $4,936,738    $(597,629)
                                     ===========  ===========  ========  ==========    =========
</TOTAL>

                                       BALCOR REALTY INVESTORS-83
                                    (An Illinois Limited Partnership)

                         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                         as of December 31, 1994
                                               (Continued)
       Col. A                          Col. E                 Col. F      Col. G   Col. H     Col. I
-------------------       --------------------------------   --------    --------  ------  --------------

                               Gross Amounts at Which                                        Life Upon
                             Carried at Close of Period                                    Which Depre
                          --------------------------------                                  ciation in
                                     Buildings               Accumulated   Date     Date   Latest Income
                                      and Im-       Total     Deprecia-   of Con-   Acq-     Statement
    Description             Land    provements     (d)(e)      tion(e)   struction  uired   is Computed
-------------------       --------  ----------   ----------   ---------  ---------- ----- --------------
Deer Oaks Apts.,
  a 244-unit complex
  in San Antonio, TX    $1,100,955  $4,619,603   $5,720,558  $2,315,481     1982    1982        (f)
Desert Sands Apts.,
  a 412-unit complex
  in Phoenix, AZ         1,443,513  10,095,793   11,539,306   4,676,442     1982    1982        (f)
Eagle Crest Apts. I,
  a 296-unit complex
  in Irving, TX          1,579,209   7,942,037    9,521,246   3,690,314     1983    1982        (f)
North Cove Apts.,
  a 556-unit complex
  in Houston, TX         1,674,799  11,926,094   13,600,893   5,572,850     1982    1982        (f)
Sandridge Apts. II,
  a 196-unit complex
  in Pasadena, TX          527,904   4,586,412    5,114,316   2,031,574     1983    1982        (f)
Springs Pointe Apts.,
  a 484-unit complex
  in Las Vegas, NV       1,515,885  11,752,721   13,268,606   5,378,773     1982    1982        (f)
Walnut Ridge Apts. I,
  a 380-unit complex in
  Corpus Christi, TX     1,382,542   7,696,530    9,079,072   3,619,116     1982    1982        (f)
Walnut Ridge Apts. II,
  a 324-unit complex in
  Corpus Christi, TX     1,335,598   8,046,505    9,382,103   3,578,136     1983    1982        (f)
                       ----------- -----------  ----------- -----------
    Total              $10,560,405 $66,665,695  $77,226,100 $30,862,686
                       =========== ===========  =========== ===========

                           BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                             NOTES TO SCHEDULE III

(a) See description of Mortgage Notes Payable in Note 3 of Notes to Financial Statements.

(b) Consists of legal fees, appraisal fees, title costs, other related professional fees, and capitalized construction period interest and real estate taxes.

(c) Guaranteed income earned on properties under the terms of certain management and guarantee agreements was recorded by the Partnership as a reduction of the basis of the property to which the guaranteed income related.

(d) The aggregate cost of land for Federal income tax purposes is $10,576,384 and the aggregate cost of buildings and improvements for Federal income tax purposes is $62,016,862. The total of these is $72,593,246.

(e)                      Reconciliation of Real Estate
                         -----------------------------
                                       1994         1993         1992
                                    -----------  -----------  -----------

Balance at beginning of year:       $77,115,676  $87,572,161  $87,535,321

  Additions during year:
    Improvements                        110,424       93,545       36,840
Deductions during year:
     Cost of real estate sold              None  (10,550,030)        None
                                    -----------  -----------  -----------
  Balance at close of year          $77,226,100  $77,115,676  $87,572,161
                                    ===========  ===========  ===========

                   Reconciliation of Accumulated Depreciation
                   ------------------------------------------

                                       1994         1993         1992
                                    -----------  -----------  -----------

  Balance at beginning of year      $28,873,748  $30,474,153  $28,234,000

  Depreciation expense for the
    year                              1,988,938    2,144,183    2,240,153
  Accumulated depreciation
    of real estate sold                    None   (3,744,588)        None
                                    -----------  -----------  -----------

  Balance at close of year          $30,862,686  $28,873,748  $30,474,153
                                    ===========  ===========  ===========

(f) Depreciation expense is computed based upon the following estimated useful lives:

                                                     Years
                                                     -----

               Buildings and improvements           20 to 30
               Furniture and fixtures                  5