Form 10-Q
period 1995-03-31
BALCOR REALTY INVESTORS 83
filed 1995-05-12
CIK 705959

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1995
                               --------------
                                       OR

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

                                BALANCE SHEETS
                      March 31, 1995 and December 31, 1994
                                  (Unaudited)

                                    ASSETS

                                                  1995           1994
                                             -------------- --------------
Cash and cash equivalents                    $   6,709,324  $   5,950,452
Restricted investment                                             700,000
Escrow deposits                                    983,209      1,560,542
Accounts and accrued interest receivable           152,054         97,846
Prepaid expenses                                    36,266         36,266
Deferred expenses, net of accumulated
  amortization of $673,296 in 1995 and
  $631,300 in 1994                                 693,882        597,642
                                             -------------- --------------
                                                 8,574,735      8,942,748
                                             -------------- --------------
Investment in real estate, at cost:
  Land                                          10,560,405     10,560,405
  Buildings and improvements                    66,665,695     66,665,695
                                             -------------- --------------
                                                77,226,100     77,226,100
  Less accumulated depreciation                 31,359,921     30,862,686
                                             -------------- --------------
Investment in real estate, net of
  accumulated depreciation                      45,866,179     46,363,414
                                             -------------- --------------
                                             $  54,440,914  $  55,306,162
                                             ============== ==============


                       LIABILITIES AND PARTNERS' DEFICIT


Accounts payable                             $     183,075  $     214,310
Due to affiliates                                  118,397         74,058
Accrued liabilities, principally real
  estate taxes                                     391,960      1,241,718
Security deposits                                  292,426        288,826
Mortgage note payable - affiliate                  772,896        772,896
Mortgage notes payable                          55,475,203     55,475,305
                                             -------------- --------------
    Total liabilities                           57,233,957     58,067,113

Partners' deficit (75,005 Limited Partnership
  Interests issued and outstanding)             (2,793,043)    (2,760,951)
                                             -------------- --------------
                                             $  54,440,914  $  55,306,162
                                             ============== ==============

  The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-83
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended March 31, 1995 and 1994
                                 (Unaudited)

                                                  1995           1994
                                             -------------- --------------
Income:
  Rental and service                         $   4,018,697  $   3,932,958
  Interest on short-term investments               114,147         76,576
                                             -------------- --------------
      Total income                               4,132,844      4,009,534
                                             -------------- --------------
Expenses:
  Interest on mortgage notes payable             1,141,547      1,235,114
  Depreciation                                     497,235        496,955
  Amortization of deferred expenses                 41,996         45,908
  Property operating                             1,488,877      1,542,656
  Real estate taxes                                366,369        369,783
  Property management fees                         200,980        195,982
  Administrative                                   131,062        165,883
                                             -------------- --------------
      Total expenses                             3,868,066      4,052,281
                                             -------------- --------------
Income (loss) before extraordinary item            264,778        (42,747)

Extraordinary item:
  Gain on forgiveness of debt                       40,653      1,400,400
                                             -------------- --------------
Net income                                   $     305,431  $   1,357,653
                                             ============== ==============
Income (loss) before extraordinary item
  allocated to General Partner               $      13,239  $      (2,137)
                                             ============== ==============
Income (loss) before extraordinary item
  allocated to Limited Partners              $     251,539  $     (40,610)
                                             ============== ==============
Income (loss) before extraordinary item
  per Limited Partnership Interest
  (75,005 issued and outstanding)            $        3.36  $        (.54)
                                             ============== ==============
Extraordinary item allocated
  to General Partner                         $       2,033  $      70,020
                                             ============== ==============
Extraordinary item allocated
  to Limited Partners                        $      38,620  $   1,330,380
                                             ============== ==============
Extraordinary item per Limited
  Partnership Interest (75,005
  issued and outstanding)                    $        0.51  $       17.74
                                             ============== ==============
Net income allocated
  to General Partner                         $      15,272  $      67,883
                                             ============== ==============

Net income allocated
  to Limited Partners                        $     290,159  $   1,289,770
                                             ============== ==============
Net income per Limited
  Partnership Interest (75,005
  issued and outstanding)                    $        3.87  $       17.20
                                             ============== ==============
Distribution to Limited Partners             $     337,523  $     337,523
                                             ============== ==============
Distribution per Limited
  Partnership Interest (75,005
  issued and outstanding)                    $        4.50  $        4.50
                                             ============== ==============

  The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                 for the quarters ended March 31, 1995 and 1994
                                  (Unaudited)

                                                  1995           1994
                                             -------------- --------------
Operating activities:
  Net income                                 $     305,431  $   1,357,653
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Gain on forgiveness of debt                  (40,653)    (1,400,400)
      Depreciation of properties                   497,235        496,955
      Amortization of deferred expenses             41,996         45,908
      Net change in:
        Escrow deposits                            577,333        729,559
        Accounts and accrued interest
          receivable                               (54,208)       (31,418)
        Prepaid expenses                                           75,258
        Accounts payable                           (31,235)      (103,073)
        Due to affiliates                           44,339         65,790
        Accrued liabilities                       (849,758)      (843,480)
        Security deposits                            3,600          1,743
                                             -------------- --------------
  Net cash provided by operating activities        494,080        394,495
                                             -------------- --------------

Investing activity:
  Redemption of restricted investment              700,000
                                             --------------
  Cash provided by investing activity              700,000
                                             --------------
Financing activities:
  Distribution to Limited Partners                (337,523)      (337,523)
  Proceeds from issuance of
    mortgage note payable                        7,180,000
  Repayment of mortgage note payable            (6,939,000)
  Principal payments on mortgage notes payable    (200,449)    (1,135,900)
  Payment of deferred expenses                    (138,236)       (69,226)
                                             -------------- --------------
  Net cash used in financing activities           (435,208)    (1,542,649)
                                             -------------- --------------

Net change in cash and cash equivalents            758,872     (1,148,154)
Cash and cash equivalents at beginning
  of period                                      5,950,452      8,151,524
                                             -------------- --------------
Cash and cash equivalents at end of period   $   6,709,324  $   7,003,370
                                             ============== ==============

  The accompanying notes are an integral part of the financial statements.

                           BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1995, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the quarter ended March 31, 1995 and 1994, the Partnership incurred and paid interest expense on mortgage notes payable to non-affiliates of $1,120,519 and $1,211,638.

3. Transactions with affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1995 are:

                                        Paid       Payable
                                     ----------   --------

    Reimbursement of expenses to
      the General Partner, at cost         None   $118,397

As of March 31, 1995, the Partnership has a $772,896 unsecured third loan outstanding to Balcor Real Estate Holdings, Inc. ("BREHI"), an affiliate of the General Partner. This loan relates to the Walnut Ridge - Phase II Apartments. During the quarters ended March 31, 1995 and 1994, the Partnership incurred interest expense on the BREHI loan of $21,028 and $23,476, respectively. The Partnership paid interest expense of $14,040 during the quarter ended March 31, 1995 while no interest expense was paid during the same period in 1994. Interest expense of $13,976 was payable as of March 31, 1995 and is included in accrued liabilities on the balance sheet.

4. Loan Refinancing:

In January 1995 the Eagle Crest - Phase I Apartments first mortgage loan was refinanced. The interest rate increased from 9.025% to 9.621%, the maturity date was extended from November 1994 to February 2002 and the monthly payments increased from $52,187 to $61,008. A portion of the proceeds from the new $7,180,000 first mortgage loan were used to repay the existing first mortgage loan of $6,939,000.

5. Subsequent Event:

In April 1995, the Partnership made a distribution of $337,523 ($4.50 per Interest) to the holders of Limited Partnership Interests for the first quarter of 1995.

                           BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Realty Investors-83 (the "Partnership") is a limited partnership formed in 1981 to invest in and operate income-producing real property. The Partnership raised $75,005,000 from sales of Limited Partnership Interests and utilized these proceeds to acquire eleven real property investments and a minority joint venture interest in one additional real property. To date, three properties and the property in which the Partnership held a minority joint venture interest have been sold or relinquished through foreclosure to the lenders. The Partnership continues to operate its eight remaining properties.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1994 for a more complete understanding of the Partnership's financial position.

Operations
- - ----------

Summary of Operations
- - ---------------------

In connection with the February 1994 refinancing of the North Cove Apartments mortgage loan, the lender forgave deferred interest and a portion of the principal due on the loan resulting in the recognition of an extraordinary gain on forgiveness of debt for the quarter ended March 31, 1994. This is the primary reason the Partnership generated lower net income for the quarter ended March 31, 1995 when compared to the same period in 1994. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
- - ---------------------

Higher rental and/or occupancy rates at several of the Partnership's properties during the quarter ended March 31, 1995 resulted in increases in rental and service income and, correspondingly, property management fees compared to the same period in 1994.

Due to higher interest rates, interest income on short-term investments increased for the quarter ended March 31, 1995 as compared to the same period in 1994.

In February 1994, the first mortgage loan collateralized by North Cove Apartments was refinanced, and the lender forgave deferred interest and a portion of the principal. In connection with this transaction, the Partnership recognized an extraordinary gain on forgiveness of debt. In addition, this repayment of debt was the primary reason for the decrease in interest expense on mortgage notes payable during the quarter ended March 31, 1995 when compared to the same period in 1994.

As a result of legal fees incurred during 1994 in connection with the bankruptcy proceedings relating to North Cove Apartments, administrative expenses decreased during the quarter ended March 31, 1995 as compared to the same period in 1994.

During 1995, the Partnership recognized an extraordinary gain on forgiveness of debt of $40,653 in connection with the settlement reached with the seller of certain of the Partnership's properties.

Liquidity and Capital Resources
- - -------------------------------

The cash position of the Partnership increased slightly at March 31, 1995 as compared to December 31, 1994. The Partnership's operating activities during the first quarter of 1995 consisted primarily of cash flow generated from the operation of the properties and interest income on short-term investments, which were partially offset by the payment of administrative expenses. Financing activities consisted of distributions to Limited Partners, principal payments on mortgage notes payable, and activity associated with the refinancing of the Eagle Crest - Phase I Apartments mortgage loan.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as being equal to the property's revenue receipts less property related expenditures, which include debt service payments. During the quarters ended March 31, 1995 and 1994, seven of the Partnership's eight properties generated positive cash flow, while North Cove Apartments generated a marginal cash flow deficit.

While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties including refinancing of mortgage loans, improving property operating performance, and seeking rent increases where market conditions allow. As of March 31, 1995, the occupancy rates of the Partnership's properties ranged from 85% to 98%. Despite improvements in the local economies and rental markets where certain of the Partnership's properties are located, the General Partner believes that continued ownership of many of the properties is in the best interests of the Partnership in order to maximize potential returns to Limited Partners. As a result, the Partnership will continue to own these properties for longer than the holding period for the assets originally described in the prospectus. The General Partner examines the operations of each property and each local market individually when determining the optimal time to sell each of the Partnership's properties.

Although an affiliate of the General Partner has, in certain circumstances, provided loans for certain properties of the Partnership, there can be no assurance that loans of these types will be available from either an affiliate or the General Partner in the future.

Each of the Partnership's properties is owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. During the remainder of 1995, approximately $4,305,000 of mortgage loan financing collateralized by the Deer Oaks apartment complex matures and the Partnership expects to refinance this loan prior to its maturity.

During January 1995, the Eagle Crest - Phase I Apartments first mortgage loan was refinanced. See Note 4 of Notes to Financial Statements for additional information.

A restricted deposit in the amount of $700,000 was pledged as additional collateral related to the mortgage loan on the Desert Sands Apartments. The amount pledged as collateral was invested in short-term instruments pursuant to the terms of the pledge agreement with the lending institution and interest earned on this amount accumulated to the benefit of the Partnership. In March 1995, this restricted deposit was released and the accumulated interest was paid to the Partnership.

On April 24, 1995, the Partnership contracted to sell the North Cove Apartments for a sale price of $10,750,000, subject to the underlying mortgage loan. The closing is subject to the satisfaction of numerous terms and conditions. There can be no assurance that all of the terms and conditions will be complied with and, therefore, it is possible the sale of the property may not occur.

During April 1995, the Partnership made a distribution of $337,523 ($4.50 per Interest) to the holders of Limited Partnership Interests for the first quarter of 1995. The level of this distribution was consistent with the amount distributed for the fourth quarter of 1994. To date, investors have received distributions of Net Cash Receipts of $62 and Net Cash Proceeds of $100, totaling $162 per $1,000 interest, as well as certain tax benefits. The General Partner expects to continue quarterly distributions to Limited Partners based on the current performance of the Partnership's properties. However, the level of future distributions will depend on cash flow from the Partnership's remaining properties, the successful refinancing of certain mortgage loans and proceeds from future property sales, as to all of which there can be no assurances.

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

(27) Financial Data Schedule of the Registrant for the three month period ending March 31, 1995 is attached hereto.

(b) Reports on Form 8-K: A Current Report on Form 8-K dated April 24, 1995 was filed reporting the contract to sell the North Cove Apartments in Houston, Texas.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              BALCOR REALTY INVESTORS-83



                              By: \s\Thomas E. Meador
                                  -----------------------------
                                  Thomas E. Meador
                                  President and Chief Executive Officer
                                  (Principal Executive Officer) of Balcor
                                  Partners-XIII, the General Partner



                              By: \s\Brian Parker
                                  ------------------------------
                                  Brian Parker
                                  Senior Vice President, and Chief Financial
                                  Officer (Principal Accounting and Financial
                                  Officer) of Balcor Partners-XIII, the
                                  General Partner



Date: May 11, 1995
      --------------------------