Form 10-Q
period 1995-06-30
BALCOR REALTY INVESTORS 83
filed 1995-08-14
CIK 705959

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1995
                               -------------
                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------

Commission file number 0-11805
                       -------

                          BALCOR REALTY INVESTORS-83
          -------------------------------------------------------
          (Exact name of registrant as specified in its charter)

          Illinois                                36-3189175
-------------------------------               -------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)

2355 Waukegan Rd.
Bannockburn, Illinois                               60015
----------------------------------------      -------------------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code (708) 267-1600
                                                   --------------

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

                                BALANCE SHEETS
                      June 30, 1995 and December 31, 1994
                                 (Unaudited)

                                    ASSETS

                                                   1995           1994
                                             --------------- --------------
Cash and cash equivalents                    $    7,328,539  $   5,950,452
Restricted investment                                              700,000
Escrow deposits                                   1,293,239      1,560,542
Accounts and accrued interest receivable            168,520         97,846
Prepaid expenses                                    230,592         36,266
Deferred expenses, net of accumulated
  amortization of $733,974 in 1995 and
  $631,300 in 1994                                  756,633        597,642
                                             --------------- --------------
                                                  9,777,523      8,942,748
                                             --------------- --------------
Investment in real estate, at cost:
  Land                                            8,885,606     10,560,405
  Buildings and improvements                     54,739,601     66,665,695
                                             --------------- --------------
                                                 63,625,207     77,226,100
  Less accumulated depreciation                  26,107,603     30,862,686
                                             --------------- --------------
Investment in real estate, net of
  accumulated depreciation                       37,517,604     46,363,414
                                             --------------- --------------
                                             $   47,295,127  $  55,306,162
                                             =============== ==============

                       LIABILITIES AND PARTNERS' DEFICIT

Accounts payable                             $      196,537  $     214,310
Due to affiliates                                     9,039         74,058
Accrued liabilities, principally interest
  and real estate taxes                             507,763      1,241,718
Security deposits                                   250,473        288,826
Mortgage note payable - affiliate                   734,154        772,896
Mortgage notes payable                           45,996,308     55,475,305
                                             --------------- --------------
    Total liabilities                            47,694,274     58,067,113

Partners' deficit (75,005 Limited Partnership
  Interests issued and outstanding)                (399,147)    (2,760,951)
                                             --------------- --------------
                                             $   47,295,127  $  55,306,162
                                             =============== ==============

  The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-83
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1995 and 1994
                                 (Unaudited)

                                                   1995           1994
                                             --------------- --------------
Income:
  Rental and service                         $    7,940,287  $   7,880,202
  Interest on short-term investments                220,603        148,361
                                             --------------- --------------
      Total income                                8,160,890      8,028,563
                                             --------------- --------------
Expenses:
  Interest on mortgage notes payable              2,239,699      2,377,836
  Depreciation                                      975,972        993,910
  Amortization of deferred expenses                  85,738         93,462
  Property operating                              3,060,716      3,125,416
  Real estate taxes                                 712,056        735,404
  Property management fees                          398,323        392,932
  Administrative                                    304,601        309,365
                                             --------------- --------------
      Total expenses                              7,777,105      8,028,325
                                             --------------- --------------
Income before gain on sale of property
  and extraordinary items                           383,785            238

Gain on sale of property                          2,711,565
                                             --------------- --------------
Income before extraordinary items                 3,095,350            238

Extraordinary items:
  Gain on forgiveness of debt                        40,653      1,400,400
  Debt extinguishment expenses                      (99,153)
                                             --------------- --------------
      Total extraordinary items                     (58,500)     1,400,400
                                             --------------- --------------
Net income                                   $    3,036,850  $   1,400,638
                                             =============== ==============
Income before extraordinary items
  allocated to General Partner               $       46,305  $          12
                                             =============== ==============
Income before extraordinary items
  allocated to Limited Partners              $    3,049,045  $         226
                                             =============== ==============
Income before extraordinary items
  per Limited Partnership Interest
  (75,005 issued and outstanding)            $        40.65           None
                                             =============== ==============



  The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-83
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1995 and 1994
                                 (Continued)
                                 (Unaudited)


                                                   1995           1994
                                             --------------- --------------
Extraordinary items allocated
  to General Partner                         $       (2,925) $      70,020
                                             =============== ==============
Extraordinary items allocated
  to Limited Partners                        $      (55,575) $   1,330,380
                                             =============== ==============
Extraordinary items per Limited
  Partnership Interest (75,005
  issued and outstanding)                    $        (0.74) $       17.74
                                             =============== ==============
Net income allocated to
  General Partner                            $       43,380  $      70,032
                                             =============== ==============
Net income allocated to
  Limited Partners                           $    2,993,470  $   1,330,606
                                             =============== ==============
Net income per Limited Partnership
  Interest (75,005 issued and
  outstanding)                               $        39.91  $       17.74
                                             =============== ==============
Distributions to Limited Partners            $      675,046  $     675,046
                                             =============== ==============
Distributions per Limited
  Partnership Interest                       $         9.00  $        9.00
                                             =============== ==============











  The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-83
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended June 30, 1995 and 1994
                                 (Unaudited)

                                                   1995           1994
                                             --------------- --------------
Income:
  Rental and service                         $    3,921,590  $   3,947,244
  Interest on short-term investments                106,456         71,785
                                             --------------- --------------
      Total income                                4,028,046      4,019,029
                                             --------------- --------------
Expenses:
  Interest on mortgage notes payable              1,098,152      1,142,722
  Depreciation                                      478,737        496,955
  Amortization of deferred expenses                  43,742         47,554
  Property operating                              1,571,839      1,582,760
  Real estate taxes                                 345,687        365,621
  Property management fees                          197,343        196,950
  Administrative                                    173,539        143,482
                                             --------------- --------------
      Total expenses                              3,909,039      3,976,044
                                             --------------- --------------
Income before gain on sale of property
  and extraordinary item                            119,007         42,985

Gain on sale of property                          2,711,565
                                             --------------- --------------
Income before extraordinary item                  2,830,572         42,985

Extraordinary item:
  Debt extinguishment expenses                      (99,153)
                                             --------------- --------------
Net income                                   $    2,731,419  $      42,985
                                             =============== ==============
Income before extraordinary item
  allocated to General Partner               $       33,066  $       2,149
                                             =============== ==============
Income before extraordinary item
  allocated to Limited Partners              $    2,797,506  $      40,836
                                             =============== ==============
Income before extraordinary item
  per Limited Partnership Interest
  (75,005 issued and outstanding)            $        37.29  $        0.54
                                             =============== ==============
Extraordinary item allocated
  to General Partner                         $       (4,958)          None
                                             =============== ==============
Extraordinary item allocated
  to Limited Partners                        $      (94,195)          None
                                             =============== ==============
Extraordinary item per Limited
  Partnership Interest (75,005
  issued and outstanding)                    $        (1.25)          None
                                             =============== ==============

  The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-83
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended June 30, 1995 and 1994
                                 (Continued)
                                 (Unaudited)

                                                   1995           1994
                                             --------------- --------------
Net income allocated to
  General Partner                            $       28,108  $       2,149
                                             =============== ==============
Net income allocated to
  Limited Partners                           $    2,703,311  $      40,836
                                             =============== ==============
Net income per Limited Partnership
  Interest (75,005 issued and
  outstanding                                $        36.04  $        0.54
                                             =============== ==============
Distribution to Limited Partners             $      337,523  $     337,523
                                             =============== ==============
Distribution per Limited
  Partnership Interest                       $         4.50  $        4.50
                                             =============== ==============










  The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-83
                      (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
               for the six months ended June 30, 1995 and 1994
                                  (Unaudited)

                                                   1995           1994
                                             --------------- --------------
Operating activities:
  Net income                                 $    3,036,850  $   1,400,638
  Adjustments to reconcile net income
    to net cash provided by operating
    activites:
      Gain on forgiveness of debt                   (40,653)    (1,400,400)
      Debt extinguishment expenses                   56,000
      Gain on sale of property                   (2,711,565)
      Depreciation of properties                    975,972        993,910
      Amortization of deferred expenses              85,738         93,462
      Net change in:
        Escrow deposits                             267,303        461,320
        Accounts and accrued interest
          receivable                                (70,674)       (78,227)
        Prepaid expenses                           (194,326)       110,253
        Accounts payable                            (17,773)      (111,819)
        Due to affiliates                           (65,019)        71,893
        Accrued liabilities                        (733,955)      (652,715)
        Security deposits                           (38,353)        (4,526)
                                             --------------- --------------
  Net cash provided by operating activities         549,545        883,789
                                             --------------- --------------
Investing activities:
  Redemption of restricted investment               700,000
  Proceeds from sale of real estate                 954,428
  Payment of selling costs                         (168,597)
                                             ---------------
  Net cash provided by investing activities       1,485,831
                                             ---------------
Financing activities:
  Distributions to Limited Partners                (675,046)      (675,046)
  Repayment of mortgage note
    payable - affiliate                             (38,742)       (12,101)
  Proceeds from issuance of mortgage
    notes payable                                11,980,000
  Repayment of mortgage notes payable           (11,254,363)
  Principal payments on mortgage notes payable     (368,409)    (1,287,663)
  Payment of deferred expenses                     (300,729)      (114,226)
                                             --------------- --------------
  Net cash used in financing activities            (657,289)    (2,089,036)
                                             --------------- --------------
Net change in cash and cash equivalents           1,378,087     (1,205,247)
Cash and cash equivalents at beginning
  of period                                       5,950,452      8,151,524
                                             --------------- --------------
Cash and cash equivalents at end of period   $    7,328,539  $   6,946,277
                                             =============== ==============

  The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1995, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the six months ended June 30, 1995 and 1994, the Partnership incurred and paid interest expense on mortgage notes payable to non-affiliates of $2,242,443 and $2,326,482.

3. Transactions with affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1995 are:

                                            Paid
                                     ----------------------
                                     Six Months   Quarter     Payable
                                     -----------  ---------   ---------
   Reimbursement of expenses to
     the General Partner, at cost      $175,377   $175,377     $9,039



As of June 30, 1995, the Partnership has a $734,154 mortgage note payable outstanding to Balcor Real Estate Holdings, Inc. ("BREHI"), an affiliate of the General Partner. This loan relates to the Walnut Ridge - Phase II Apartments. During the six months ended June 30, 1995 and 1994, the Partnership incurred interest expense on the BREHI loan of $40,409 and $51,354, and paid interest expense of $34,277 and $109,507, respectively. Interest expense of $13,120 was payable as of June 30, 1995 and is included in accrued liabilities on the balance sheet.

4. Property Sale:

In June 1995, the North Cove Apartments was sold for $10,750,000. In connection with the sale, the purchaser assumed the $9,795,572 third party first mortgage loan. The basis of the property was $7,869,838, which is net of accumulated depreciation of $5,731,055. For financial statement purposes, the Partnership recognized a gain of $2,711,565 from the sale of the property.

5. Loan Refinancings:

a) In January 1995, the Eagle Crest - Phase I Apartments first mortgage loan was refinanced. The interest rate increased from 9.025% to 9.621%, the maturity date was extended from November 1994 to February 2002 and the monthly payments increased from $52,187 to $61,008. A portion of the proceeds from the new $7,180,000 first mortgage loan were used to repay the existing first mortgage loan of $6,939,000.

b) In June 1995, the Deer Oaks Apartments first mortgage loan was refinanced. The interest rate decreased from 10.0% to 7.35%, the maturity date was extended from October 1995 to July 2002 and the monthly payments decreased from $39,491 to $33,071. A portion of the proceeds from the new $4,800,000 first mortgage loan were used to repay the existing first mortgage loan of $4,315,363.

6. Subsequent Event:

In July 1995, the Partnership made a distribution of $337,523 ($4.50 per Interest) to the holders of Limited Partnership Interests for the second quarter of 1995.

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Realty Investors-83 (the "Partnership") is a limited partnership formed in 1981 to invest in and operate income-producing real property. The Partnership raised $75,005,000 from sales of Limited Partnership Interests and utilized these proceeds to acquire eleven real property investments and a minority joint venture interest in one additional real property. To date, four properties and the property in which the Partnership held a minority joint venture interest have been sold or relinquished through foreclosure to the lenders. The Partnership continues to operate its seven remaining properties.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1994 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Operations
---------------------

During June 1995, the North Cove Apartments was sold. The gain recognized on the sale is the primary reason the Partnership generated higher net income for the six months and quarter ended June 30, 1995 when compared to the same periods in 1994. In addition, in connection with the February 1994 refinancing of the North Cove Apartments mortgage loan, the lender forgave deferred interest and a portion of the principal due on the loan resulting in the recognition of an extraordinary gain on forgiveness of debt during the six months ended June 30, 1994. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
---------------------

Higher rental and/or occupancy rates at several of the Partnership's properties during the six months and quarter ended June 30, 1995 were offset by the June 1995 sale of the North Cove Apartments. The net effect of these transactions was that rental and service income and, correspondingly, property management fees remained relatively unchanged compared to the same periods in 1994. In addition, the Partnership recognized a gain in connection with this property sale.

Due to higher interest rates, interest income on short-term investments increased for the six months and quarter ended June 30, 1995 as compared to the same periods in 1994.

As a result of legal fees incurred in connection with Deer Oaks Apartments' litigation, administrative expenses increased during the quarter ended June 30, 1995 as compared to the same period in 1994.

During 1995, the Partnership recognized an extraordinary gain on forgiveness of debt of $40,653 in connection with the settlement reached with the seller of the Springs Pointe and Desert Sands apartment complexes. In February 1994, the first mortgage loan collateralized by North Cove Apartments was refinanced, and the lender forgave deferred interest and a portion of the principal. In connection with this transaction, the Partnership recognized an extraordinary gain on forgiveness of debt.

In June 1995, the first mortgage loan collateralized by Deer Oaks Apartments was refinanced, and a prepayment penalty of $43,153 was incurred. Also in June 1995, the North Cove Apartments was sold and the remaining deferred expenses of $56,000 were recognized. For financial statement purposes, these two amounts have been classified as debt extinguishment expenses.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased at June 30, 1995 as compared to December 31, 1994. The Partnership's operating activities during the first six months of 1995 consisted primarily of cash flow generated from the operation of the properties and interest income on short-term investments, which were partially offset by the payment of administrative expenses. Investing activities consisted of the release of cash collateral related to Desert Sands Apartments and proceeds from the sale of the North Cove Apartments. Financing activities consisted of distributions to Limited Partners, principal payments on mortgage notes payable, and activity associated with the refinancings of the Eagle Crest - Phase I and Deer Oaks Apartments mortgage loans.

The Partnership defines cash flow generated from its properties as being equal to the property's revenue receipts less property related expenditures, which include debt service payments. During the six months ended June 30, 1995 and 1994, all of the Partnership's seven remaining properties generated positive cash flow. The North Cove Apartments generated a cash flow deficit prior to its sale.

While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties including refinancing of mortgage loans, improving property operating performance, and seeking rent increases where market conditions allow. As of June 30, 1995, the occupancy rates of the Partnership's properties ranged from 91% to 99%. Despite improvements in the local economies and rental markets where certain of the Partnership's properties are located, the General Partner believes that continued ownership of many of the properties is in the best interests of the Partnership in order to maximize potential returns to Limited Partners. As a result, the Partnership will continue to own these properties for longer than the holding period for the assets originally described in the prospectus. The General Partner examines the operations of each property and each local market individually when determining the optimal time to sell each of the Partnership's properties.

Although an affiliate of the General Partner has, in certain circumstances, provided loans for certain properties of the Partnership, there can be no assurance that loans of these types will be available from either an affiliate or the General Partner in the future.

During January and June 1995, the Eagle Crest - Phase I and Deer Oaks apartment complexes' first mortgage loans were refinanced. See Note 5 of Notes to Financial Statements for additional information.

Each of the Partnership's properties is owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. As a result of the General Partner's efforts to obtain loan modifications as well as refinancings of many existing loans, the Partnership has no third party financing which matures prior to 1998.

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

During June 1995, the Partnership sold the North Cove Apartments for a sale price of $10,750,000, subject to the underlying mortgage loan, and received net proceeds of $785,831. See Note 4 of Notes to Financial Statements and Item 5. Other Information for additional information.

During July 1995, the Partnership made a distribution of $337,523 ($4.50 per Interest) to the holders of Limited Partnership Interests for the second quarter of 1995. The level of this distribution was consistent with the amount distributed for the first quarter of 1995. To date, investors have received distributions of Net Cash Receipts of $66.50 and Net Cash Proceeds of $100, totaling $166.50 per $1,000. Interest, as well as certain tax benefits. The General Partner expects to continue quarterly distributions to Limited Partners based on the current performance of the Partnership's properties. However, the level of future distributions will depend on cash flow from the Partnership's remaining properties, the successful refinancing of certain mortgage loans and proceeds from future property sales, as to all of which there can be no assurances.

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

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION



Item 5.  Other Information
--------------------------

North Cove Apartments
---------------------

As previously described, in April 1995, the Partnership contracted to sell North Cove Apartments for a sale price of $10,750,000 to Pacific American Advisors Company, a Nevada corporation. The sale closed June 12, 1995. The purchaser took title to the property subject to the existing first mortgage loan which had a principal balance of $9,795,572 at closing. The Partnership paid $100,000 to an unaffiliated entity as a brokerage commission and received $785,831 of sale proceeds.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

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

(10) Agreement of Sale relating to the sale of North Cove Apartments previously filed as Exhibit (2) to Registrant's Current Report on Form 8-K dated April 24, 1995 is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the six month period ending June 30, 1995 is attached hereto.

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



                              By: /s/Brian D. Parker
                                  ------------------------------
                                  Brian D. Parker
                                  Senior Vice President, and Chief Financial
                                  Officer (Principal Accounting and Financial
                                  Officer) of Balcor Partners-XIII, the
                                  General Partner



Date: August 14, 1995
      --------------------------