Form 10-Q
period 1995-09-30
BALCOR REALTY INVESTORS 83
filed 1995-11-13
CIK 705959

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1995
                               ------------------
                                      OR

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

                              BALANCE SHEETS
                 September 30, 1995 and December 31, 1994
                               (Unaudited)

                                  ASSETS

                                                1995             1994
                                           --------------  --------------
Cash and cash equivalents                  $   7,466,145   $   5,950,452
Restricted investment                                            700,000
Escrow deposits                                1,447,159       1,560,542
Accounts and accrued interest
  receiveable                                    262,097          97,846
Prepaid expenses                                 292,401          36,266
Deferred expenses, net of accumulated
  amortization of $776,213 in 1995
  and $631,300 in 1994                           699,950         597,642
                                           --------------  --------------
                                              10,167,752       8,942,748
                                           --------------  --------------
Investment in real estate, at cost:
  Land                                         8,885,606      10,560,405
  Buildings and improvements                  54,739,601      66,665,695
                                           --------------  --------------
                                              63,625,207      77,226,100
  Less accumulated depreciation               26,516,540      30,862,686
                                           --------------  --------------
Investment in real estate, net of
  accumulated depreciation                    37,108,667      46,363,414
                                           --------------  --------------
                                           $  47,276,419   $  55,306,162
                                           ==============  ==============

                     LIABILITIES AND PARTNERS' DEFICIT

Accounts payable                           $     179,665   $     214,310
Due to affiliates                                 24,933          74,058
Accrued liabilities, principally
  interest and real estate taxes                 741,207       1,241,718
Security deposits                                260,168         288,826
Mortgage note payable - affiliate                734,154         772,896
Mortgage notes payable                        45,836,130      55,475,305
                                           --------------  --------------
    Total liabilities                         47,776,257      58,067,113

Partners' deficit (75,005 Limited
  Partnership Interests issued
  and outstanding)                              (499,838)     (2,760,951)
                                           --------------  --------------
                                           $  47,276,419   $  55,306,162
                                           ==============  ==============

  The accompanying notes are an integral part of the financial statements.

                         BALCOR REALTY INVESTORS-83
                     (An Illinois Limited Partnership)

                     STATEMENTS OF INCOME AND EXPENSES
           for the nine months ended September 30, 1995 and 1994
                               (Unaudited)

                                                1995             1994
                                           --------------  --------------
Income:
  Rental and service                       $  11,514,239   $  11,833,521
  Interest on short-term investments             319,197         227,314
                                           --------------  --------------
      Total income                            11,833,436      12,060,835
                                           --------------  --------------
Expenses:
  Interest on mortgage notes payable           3,124,280       3,525,898
  Depreciation                                 1,384,909       1,490,860
  Amortization of deferred expenses              127,977         147,224
  Property operating                           4,541,145       5,108,939
  Real estate taxes                              999,698       1,101,100
  Property management fees                       576,784         591,010
  Administrative                                 458,026         451,694
                                           --------------  --------------
      Total expenses                          11,212,819      12,416,725
                                           --------------  --------------
Income (loss) before gain on sale of
  property and extraordinary items               620,617        (355,890)
Gain on sale of property                       2,711,565                0
                                           --------------  --------------
Income (loss) before extraordinary items       3,332,182        (355,890)
                                           --------------  --------------
Extraordinary items:
  Gain on forgiveness of debt                     40,653       1,400,400
  Debt extinguishment expenses                   (99,153)
                                           --------------  --------------
         Total extraordinary items               (58,500)      1,400,400
                                           --------------  --------------
Net income                                 $   3,273,682   $   1,044,510
                                           ==============  ==============
Income (loss) before extraordinary
  items allocated to General Partner       $      58,147   $     (17,795)
                                           ==============  ==============
Income (loss) before extraordinary
  items allocated to Limited Partners      $   3,274,035   $    (338,095)
                                           ==============  ==============
Income (loss) before extraordinary
  items per Limited Partnership Interest
  (75,005 issued and outstanding)          $       43.65   $       (4.51)
                                           ==============  ==============
Extraordinary items allocated to
  General Partner                          $      (2,925)  $      70,020
                                           ==============  ==============

   The accompanying notes are an integral part of the financial statements.

                         BALCOR REALTY INVESTORS-83
                     (An Illinois Limited Partnership)

                     STATEMENTS OF INCOME AND EXPENSES
          for the nine months ended September 30, 1995 and 1994
                               (Unaudited)
                               (Continued)



Extraordinary items allocated to
  Limited Partners                         $     (55,575)  $   1,330,380
                                           ==============  ==============
Extraordinary items per Limited
  Partnership Interest (75,005 issued
  and outstanding)                         $       (0.74)  $       17.74
                                           ==============  ==============
Net income allocated to General Partner    $      55,222   $      52,225
                                           ==============  ==============
Net income allocated to Limited Partners   $   3,218,460   $     992,285
                                           ==============  ==============
Net income per Limited Partnership
  Interest (75,005 issued and
  outstnading)                             $       42.91   $       13.23
                                           ==============  ==============
Distributions to Limited Partners          $   1,012,569   $   1,012,569
                                           ==============  ==============
Distributions per Limited Partnership
  Interest                                 $       13.50   $       13.50
                                           ==============  ==============

  The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS-83
                  (An Illinois Limited Partnership)

                  STATEMENTS OF INCOME AND EXPENSES
         for the quarters ended September 30, 1995 and 1994
                            (Unaudited)

                                                1995             1994
                                           --------------  --------------
Income:
  Rental and service                       $   3,573,952   $   3,953,319
  Interest on short-term investments              98,594          78,953
                                           --------------  --------------
      Total income                             3,672,546       4,032,272
                                           --------------  --------------
Expenses:
  Interest on mortgage notes payable             884,581       1,148,062
  Depreciation                                   408,937         496,950
  Amortization of deferred expenses               42,239          53,762
  Property operating                           1,480,429       1,983,497
  Real estate taxes                              287,642         365,722
  Property management fees                       178,461         198,078
  Administrative                                 153,425         142,329
                                           --------------  --------------
      Total expenses                           3,435,714       4,388,400
                                           --------------  --------------
Net income (loss)                          $     236,832   $    (356,128)
                                           ==============  ==============
Net income (loss) allocated to
  General Partner                          $      11,842   $     (17,807)
                                           ==============  ==============
Net income (loss) allocated to
  Limited Partners                         $     224,990   $    (338,321)
                                           ==============  ==============
Net income (loss) per Limited
  Partnership Interest (75,005
  issued and outstanding)                  $        3.00   $       (4.51)
                                           ==============  ==============
Distribution to Limited Partners           $     337,523   $     337,523
                                           ==============  ==============
Distribution per Limited Partnership
  Interest                                 $        4.50   $        4.50
                                           ==============  ==============

   The accompanying notes are an integral part of the financial statements.

                         BALCOR REALTY INVESTORS-83
                     (An Illinois Limited Partnership)

                          STATEMENTS OF CASH FLOWS
          for the nine months ended September 30, 1995 and 1994
                                (Unaudited)

                                                1995             1994
                                           --------------  --------------
Operating activities:
  Net income                               $   3,273,682   $   1,044,510
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Gain on forgiveness of debt                (40,653)     (1,400,400)
      Debt extinguishment expenses                56,000
      Gain on sale of property                (2,711,565)
      Depreciation of properties               1,384,909       1,490,860
      Amortization of deferred expenses          127,977         147,224
      Net change in:
        Escrow deposits                          113,383         (10,996)
        Accounts and accrued interest
          receivable                            (164,251)        (32,318)
        Prepaid expenses                        (256,135)         73,987
        Accounts payable                         (34,645)        (46,768)
        Due to affiliates                        (49,125)         42,450
        Accrued liabilities                     (500,511)       (327,398)
        Security deposits                        (28,658)         (6,187)
                                           --------------  --------------
  Net cash provided by operating
    activities                                 1,170,408         974,964
                                           --------------  --------------
Investing activities:
  Redemption of restricted investment            700,000
  Proceeds from sale of real estate              954,428
  Payment of selling costs                      (168,597)
                                           --------------
  Net cash provided by investing
    activities                                 1,485,831
                                           --------------
Financing activities:
  Distributions to Limited Partners           (1,012,569)     (1,012,569)
  Proceeds from issuance of mortgage
    notes payable                             11,980,000       3,000,000
  Repayment of mortgage notes payable        (11,254,363)     (3,123,000)
  Repayment of mortgage note payable -
    affiliate                                    (38,742)        (54,480)
  Principal payments on mortgage notes
    payable                                     (528,587)     (1,445,395)
  Payment of deferred expenses                  (286,285)       (209,424)
                                           --------------  --------------
  Net cash used in financing activities       (1,140,546)     (2,844,868)
                                           --------------  --------------
Net change in cash and cash equivalents        1,515,693      (1,869,904)
Cash and cash equivalents at beginning
  of period                                    5,950,452       8,151,524
                                           --------------  --------------
Cash and cash equivalents at end of
  period                                   $   7,466,145   $   6,281,620
                                           ==============  ==============

  The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

Several reclassifications have been made to the previously reported 1994 statements to conform with the classifications used in 1995. These reclassifications have not changed the 1994 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1995, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the nine months ended September 30, 1995 and 1994, the Partnership incurred and paid interest expense on mortgage notes payable to non-affiliates of $3,067,269 and $3,451,967.

3. Transactions with affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1995 are:

                                            Paid
                                     ----------------------
                                     Nine Months  Quarter     Payable
                                     -----------  ---------   ---------
   Reimbursement of expenses to
     the General Partner, at cost      $185,142    $9,765     $24,933

As of September 30, 1995, the Partnership has a $734,154 mortgage note payable outstanding to Balcor Real Estate Holdings, Inc. ("BREHI"), an affiliate of the General Partner. This loan relates to the Walnut Ridge - Phase II Apartments. During the nine months ended September 30, 1995, principal payments of $38,742 were made on the BREHI loan. Also, during the nine months ended September 30, 1995 and 1994, the Partnership incurred interest expense on the BREHI loan of $57,011 and $73,931, and paid interest expense of $58,797 and $135,202, respectively. Interest expense of $5,202 was payable as of September 30, 1995 and is included in accrued liabilities on the balance sheet.

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

6. Subsequent Event:

In October 1995, the Partnership made a distribution of $5,362,858 ($71.50 per Interest) to the holders of Limited Partnership Interests for the third quarter of 1995. This distribution includes a regular quarterly distribution of $4.50 per Interest from Net Cash Receipts and a special Net Cash Proceeds distribution of $67.00 per Interest from Net Cash Proceeds reserves.

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

Operations
----------

Summary of Operations
---------------------

During June 1995, the North Cove Apartments was sold. The gain recognized on this sale, along with improved property operations, are the primary reasons the Partnership generated higher net income for the nine months ended September 30, 1995 when compared to the same period in 1994. In addition, in connection with the February 1994 refinancing of the North Cove Apartments mortgage loan, the lender forgave deferred interest and a portion of the principal due on the loan resulting in the recognition of an extraordinary gain on forgiveness of debt. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
---------------------

Unless otherwise noted, discussions of fluctuations between 1994 and 1995 refer to both the quarter and nine months ended September 30, 1995 and 1994.

The sale of North Cove Apartments in June 1995 resulted in decreases in rental and service income, interest expense on mortgage notes payable, depreciation, property operating expenses, real estate taxes and property management fees during 1995 as compared to 1994. Certain of these decreases were also affected by the events described below. In connection with the sale, the Partnership recognized a gain during 1995.

Higher rental and/or occupancy rates at all of the Partnership's properties during the nine months and quarter ended September 30, 1995 were offset by the June 1995 sale of the North Cove Apartments. As a result, rental and service income and, correspondingly, property management fees decreased, compared to the same periods in 1994.

Due to higher interest rates and average cash balances, interest income on short-term investments increased during 1995 as compared to 1994.

During 1995, the Partnership recognized an extraordinary gain on forgiveness of debt in connection with the settlement reached with the seller of the Springs Pointe and Desert Sands apartment complexes. In February 1994, the first mortgage loan collateralized by North Cove Apartments was refinanced, and the lender forgave deferred interest and a portion of the principal. In connection with this transaction, the Partnership recognized an extraordinary gain on forgiveness of debt.

In June 1995, the first mortgage loan collateralized by Deer Oaks Apartments was refinanced, and a prepayment penalty of $43,153 was incurred. Also in June 1995, the North Cove Apartments was sold and the remaining deferred expenses were recognized. These two amounts have been classified as debt extinguishment expenses.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased at September 30, 1995 as compared to December 31, 1994. The increase was due to the release of cash collateral related to Desert Sands Apartments, proceeds from the sale of the North Cove Apartments and activity associated with the refinancings of the Eagle Crest - Phase I and Deer Oaks Apartments mortgage loans. This increase was partially offset by distributions to Limited Partners from property operations as well as cash reserves. In October, the Partnership made a special distribution to the Limited Partners of $5,025,335 from Net Cash Proceeds reserves.

The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During the nine months ended September 30, 1995 and 1994, all of the Partnership's seven remaining properties generated positive cash flow. The North Cove Apartments, which was sold in June 1995, generated a cash flow deficit during 1994 and 1995 prior to its sale.

While certain of the Partnership's properties have improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties including the refinancing of mortgage loans, improving operating performance, and seeking rent increases where market conditions allow. As of September 30, 1995, the occupancy rates of the Partnership's properties ranged from 94% to 97%. Despite improvements in the local economies and rental markets where certain of the Partnership's properties are located, the General Partner believes that continued ownership of many properties is in the best interests of the Partnership in order to maximize potential returns to Limited Partners. As a result, the Partnership will continue to own these properties for longer than the holding period for the assets originally described in the Prospectus.

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

During June 1995, the Partnership sold the North Cove Apartments for a sale price of $10,750,000, subject to the underlying mortgage loan, and received net proceeds of $785,831. See Note 4 of Notes to Financial Statements for additional information.

During October 1995, the Partnership made a distribution of $5,362,858 ($71.50 per Interest) to the holders of Limited Partnership Interests for the third quarter of 1995. This distribution includes a regular quarterly distribution of $4.50 per Interest from Net Cash Receipts and a special Net Cash Proceeds distribution of $67.00 per Interest from Net Cash Proceeds reserves. The level of the regular quarterly distribution was consistent with the amount distributed for the second quarter of 1995. Including the October 1995 distribution, investors have received distributions of Net Cash Receipts of $71 and Net Cash Proceeds of $167, totaling $238 per $1,000 Interest, as well as certain tax benefits. The General Partner expects to continue quarterly distributions to Limited Partners based on the current performance of the Partnership's properties. However, the level of future distributions will depend on cash flow from the Partnership's remaining properties, and proceeds from future property sales, as to all of which there can be no assurances.

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

(27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1995 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended September 30, 1995.

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


Date: November 13, 1995
      --------------------------