Form 10-K
period 1995-12-31
BALCOR REALTY INVESTORS 83
filed 1996-03-28
CIK 705959

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1995
                          -----------------
                                      OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from               to
                               -------------    -------------

Commission file number 0-11805
                       -------

                          BALCOR REALTY INVESTORS-83
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Illinois                                      36-3189175
-------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

Balcor Plaza
2355 Waukegan Rd., Bannockburn, Illinois                    60015
----------------------------------------             -------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code (847) 267-1600
                                                   --------------
Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----
Securities registered pursuant to Section 12(g) of the Act:

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

The Registrant utilized the net offering proceeds to acquire eleven real property investments and a minority joint venture interest in an additional property. The Registrant has since disposed of five of these properties, including the property in which the Registrant held a minority joint venture interest. As of December 31, 1995, the Registrant owns the seven properties described under "Properties" (Item 2). The Partnership Agreement provides that the proceeds of any sale or refinancing of the Registrant's properties will not be reinvested in new acquisitions.

Overall, the investment real estate market saw gradual improvement over the last year. This improvement has taken place in an environment of generally low interest rates and little or no new supply, parameters which may not exist in the next few years. Demand for real estate space, while projected to improve in line with the overall economy, is also vulnerable to external forces. The major challenges facing the real estate industry today include increased international competition, corporate restructurings, new computer and communications technologies, an aging population and potential revisions of
the tax code.   In addition, the increased flow of capital to real estate
through new vehicles such as commercial mortgage-backed securities and REITs could spur new construction at unsupportable levels, as well as impact existing property values.

Operationally, existing apartment properties continued to register occupancy percentages in the 90s, with average rents rising at an annual rate of between 3 and 4 percent. Apartments are still considered one of the top real estate asset classes in terms of performance. However, some markets are experiencing new construction of rental units which, if unrestrained, could impact the performance of existing properties. Most of the new construction is aimed at the two segments of the rental market which are growing the fastest: low-income households and upper-income households who prefer to rent rather than own. Of all the major asset classes, apartments typically display the least volatility in terms of property values.

The General Partner had previously advised the Limited Partners that its strategy was to sell the Registrant's remaining assets over the next two to three years. The General Partner also stated that the timing of the liquidation could be lengthened or shortened due to changes in market conditions, economic factors, interest rates and unforeseen events. Since November 1995, the General Partner believes that the market for multifamily housing properties has become increasingly favorable to sellers of these properties. This belief is based on the results of the sales and marketing activities of the Registrant as described below and based upon the similar results of such activities by various other partnerships affiliated with the Registrant. These favorable market conditions are in part attributable to the increasing strength of the capital markets and the reentry of REITs into the acquisition market. Since

November 1995, the Registrant has entered into a letter of intent to sell one of its seven properties, and, if the market remains favorable, intends to begin actively marketing more of the properties for sale. If the current market conditions for sales remain favorable and the General Partner can obtain appropriate sales prices, the Registrant's liquidation strategy may be accelerated.

The Registrant received notice of an unsolicited offer for the purchase of limited partnership interests ("tender offer") in November 1995. The tender offer was made by Walton Street Capital Acquisition Co., L.L.C. ("Walton Street"). Walton Street stated that their primary motive in making the offer was to make a profit from the purchase of the interests. Walton Street acquired 7.70% of the total interests outstanding in the Registrant and assigned the interests to its affiliate, WIG 83 Partners. The Registrant incurred administrative costs in responding to the tender offer.

The Registrant received notice of an unsolicited offer for the purchase of limited partnership interests ("tender offer") on March 11, 1996. The tender offer was made by Metropolitan Acquisition VII, L.L.C. ("Metropolitan"). Metropolitan is an affiliate of Insignia Financial Group, Inc., which provides property management services to all of the Registrant's properties. Metropolitan has stated that their primary motive in making the offer is to make a profit from the purchase of the interests. Metropolitan is seeking to acquire up to 30% of the total interests outstanding in the Registrant. The Registrant will incur administrative costs in responding to the tender offer and may incur additional costs if additional tender offers are made in the future. The General Partner cannot predict with any certainty what the impact of this tender offer or any future tender offers will have on the operations or management of the Registrant.

The Registrant completed the refinancings of two mortgage notes payable in 1995. See "Item 7. Liquidity and Capital Resources," for additional information.

During 1995, the Registrant sold the North Cove apartment complex. See "Item 7. Liquidity and Capital Resources," for additional information.

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

As of December 31, 1995, the Registrant owns the seven properties described below:

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

See Note 6 of Notes to Financial Statements for additional information.

Each of the properties is held subject to various mortgage loans.

In the opinion of the General Partner, the Registrant has provided for adequate insurance coverage for its real estate investment properties.

See Notes to Financial Statements for other information regarding real property investments.

Item 3.  Legal Proceedings
--------------------------

Deer Oaks Apartments
---------------------

In 1983, a joint venture consisting of the Registrant as general partner and the seller as limited partner (the "Joint Venture") acquired the Deer Oaks Apartments. In 1981, an affiliate of the seller (together, the "Seller") sold another property to a joint venture affiliated with the Registrant (the "Affiliate"). In 1987, the Joint Venture and the Affiliate filed suit against the Seller, two principals of the Seller and other parties in the 285th District Court, Bexar County, Texas, Case No.: 87-CI-11919, DO Associates, et al. vs. ADC Development Co., et al. seeking to recover amounts from the Seller under the management and guarantee agreements and for construction defects at the properties.

The case went to trial in April 1992 and the jury found for the Joint Venture and the Affiliate on certain counts and against them on other counts. The jury awarded the Joint Venture $195,654 and the Affiliate $205,860, which was less than requested. The Joint Venture and the Affiliate filed a notice of appeal in October 1993, in the Fourth Court of Appeals, State of Texas, San Antonio (Appeal No.: 04-93-00718-CV). In January 1995, a motion was filed in the Appellate Court to stay the appeal so that settlement discussions could proceed. In February 1996, a settlement was completed pursuant to which the Seller has paid the Joint Venture and the Affiliate $208,250 and $216,750, respectively.

Proposed class action
----------------------

On February 29, 1996, a proposed class action complaint was filed, Raymond Masri vs. Lehman Brothers, Inc., et al., Case No. 96/103727 (Supreme Court of the State of New York, County of New York). The Registrant, additional limited partnerships which were sponsored by The Balcor Company, three limited partnerships sponsored by the predecessor of Lehman Brothers, Inc. (together with the Registrant and the affiliated partnerships, the "Defendant Partnerships"), Lehman Brothers, Inc. and Smith Barney Holdings, Inc. are defendants. The complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation and breach of fiduciary duty relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest accrued thereon; general damages for injuries arising from the defendants' actions; recovery from the defendants of all profits received by them as a result of their actions relating to the Defendant Partnerships; exemplary damages; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. Management of each of the defendants believes they have meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Registrant.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1995.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
-------------------------------------------------------------------------
Matters
-------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop; therefore, the market value of the Limited Partnership Interests cannot reasonably be determined. For information regarding distributions, see Item 7. Liquidity and Capital Resources.

As of December 31, 1995, the number of record holders of Limited Partnership Interests of the Registrant was 7,310.

Item 6. Selected Financial Data
-------------------------------

                                   Year ended December 31,
                  ------------------------------------------------------------
                    1995        1994          1993         1992         1991
                  ----------- ----------- ----------- ------------ -----------

Total income      $15,442,492 $16,120,215  $16,565,748 $16,433,299 $15,820,488
Income (loss)
 before gain
 on sale of
 property and
 extraordinary items  734,890    (291,500)    (774,247) (1,179,837) (1,541,314)
Net income (loss)   3,387,955   1,108,900    2,994,111  (1,179,837)  1,355,068
Net income (loss)
 per Limited Part-
 nership Interest       42.91       14.05        37.92      (14.94)      17.16
 Total assets      42,023,971  55,306,162   58,987,183  60,133,453  61,884,993
Mortgage notes
 payable           46,407,211  56,248,201   58,567,203  62,635,603  62,801,950
Distributions per
 Limited Partner-
 ship Interest(A)       85.00       18.00        None         None        None

(A) These amounts included a distribution of original capital of $67.00 per Limited Partnership Interest for 1995.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Operations
----------

Summary of Operations
---------------------

Balcor Realty Investors-83 (the "Partnership") recognized gains on the sales of the North Cove Apartments during 1995 and the Sunset Place Apartments during 1993. In addition, in connection with the 1994 refinancing of the North Cove Apartments mortgage loan, the lender forgave deferred interest and a portion of the principal due on the loan resulting in the recognition of an extraordinary gain on forgiveness of debt. These gains are the primary reasons the Partnership generated net income during 1995, 1994 and 1993. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
---------------------

The sale of North Cove Apartments in June 1995 resulted in decreases in rental and service income, interest expense on mortgage notes payable, depreciation, property operating expenses, real estate taxes and property management fees during 1995 as compared to 1994. Certain of these decreases were also affected by the events described below. In connection with this sale, the Partnership recognized a gain of $2,711,565 during 1995.

Higher rental rates at most of the Partnership's remaining properties during 1995 were offset by the above-mentioned sale. As a result, rental and service income and, correspondingly, property management fees decreased during 1995 as compared to 1994.

Due to higher interest rates, interest income on short-term investments increased during 1995 as compared to 1994.

Amortization expense decreased during 1995 as compared to 1994 as a result of lower deferred expenses relating to the Eagle Crest - Phase I new mortgage loan.

The Partnership incurred higher legal, consulting, printing and postage costs in connection with a tender offer during the fourth quarter of 1995. As a result, administrative expenses increased during 1995 as compared to 1994.

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

In June 1995, the first mortgage loan collateralized by Deer Oaks Apartments was refinanced, and a prepayment penalty of $43,153 was incurred. Also in June 1995, the North Cove Apartments was sold and the remaining unamortized deferred expenses in the amount of $56,000 were recognized. These two amounts have been recognized as extraordinary items and classified as debt extinguishment expenses.

1994 Compared to 1993
---------------------

The sale of Sunset Place Apartments in August 1993 resulted in decreases in rental and service income, interest expense on mortgage notes payable, depreciation, amortization of deferred expenses, property operating expenses, real estate taxes and property management fees during 1994 as compared to 1993.

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

Primarily due to higher insurance costs at each of the Partnership's properties, higher roof repair expenditures at the Deer Oaks, Desert Sands, and Sandridge-Phase II apartment complexes, higher exterior painting expenditures at the Desert Sands and Springs Pointe apartment complexes and higher carpet replacement costs at the Eagle Crest - Phase I apartment complex, property operating expenses increased during 1994 as compared to 1993. These expenditures fully offset the decrease from the property sale and a decrease resulting from lower painting costs at the Walnut Ridge - Phase I and II apartment complexes.

As a result of higher accounting and data processing fees combined with legal expenses incurred related to the North Cove bankruptcy proceedings, administrative expenses increased during 1994 as compared to 1993.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased as of December 31, 1995 as compared to December 31, 1994 primarily due to a special distribution to Limited Partners in October 1995 of $5,025,335 from Net Cash Proceeds. The Partnership's operating activities consisted primarily of cash flow generated from the operation of the properties and interest income on short-term investments, which were partially offset by the payment of administrative expenses. Investing activities consisted of the release of the cash collateral related to Desert Sands Apartments and proceeds from the sale of North Cove Apartments. Financing activities consisted of distributions to Limited Partners, principal payments on mortgage notes payable and activity associated with the refinancings of the Eagle Crest-Phase I and Deer Oaks Apartments mortgage loans.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During 1995 and 1994, all of the Partnership's seven remaining properties generated positive cash flow. The North Cove Apartments, which was sold in June 1995, generated a marginal cash flow deficit during 1994 and 1995 prior to its sale. As of December 31, 1995, the occupancy rates of the Partnership's properties ranged from 93% to 97%.

While certain of the Partnership's properties have improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties including the refinancing of mortgage loans, improving operating performance and seeking rent increases where market conditions allow.

The General Partner had previously advised the Limited Partners that its strategy was to sell the Partnership's remaining assets over the next two to three years. The General Partner also stated that the timing of the liquidation could be lengthened or shortened due to changes in market conditions, economic factors, interest rates and unforeseen events. Since November 1995, the General Partner believes that the market for multifamily housing properties has become increasingly favorable to sellers of these properties. This belief is based on the results of the sales and marketing activities of the Partnership as described below and based upon the similar results of such activities by various other partnerships affiliated with the Partnership. These favorable market conditions are in part attributable to the increasing strength of the capital markets and the reentry of REITs into the acquisition market. Since November 1995, the Partnership has entered into a letter of intent to sell one of its seven properties, and, if the market remains favorable, intends to begin actively marketing more of the properties for sale. If the current market conditions for sales remain favorable and the General Partner can obtain appropriate sales prices, the Partnership's liquidation strategy may be accelerated.

Although an affiliate of the General Partner has, in certain circumstances, provided loans for certain properties of the Partnership, there can be no assurance that loans of these types will be available from either an affiliate or the General Partner in the future. During 1997, approximately $734,000 of loan financing on the Walnut Ridge - Phase II Apartments with an affiliate of the General Partner matures.

During January and June 1995, the Eagle Crest - Phase I and Deer Oaks apartment complexes' first mortgage loans, respectively, were refinanced. See Note 4 of Notes to Financial Statements for additional information.

Each of the Partnership's properties is owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. See Note 4 of Notes to Financial Statements for information concerning outstanding balances, maturity dates, interest rates, and other items related to each of these mortgage loans. As a result of the General Partner's efforts to obtain loan modifications as well as refinancings of many existing loans, the Partnership has no third party financing which matures prior to 1998.

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

During June 1995, the Partnership sold the North Cove Apartments for a sale price of $10,750,000, subject to the underlying mortgage loan, and received net proceeds of $785,831. See Note 9 of Notes to Financial Statements for additional information.

In January 1996, the Partnership paid $337,523 ($4.50 per Interest) to Limited Partners representing the quarterly distribution for the fourth quarter of 1995. The General Partner made four distributions totaling $85.00 and $18.00 per Interest during 1995 and 1994, respectively. Distributions were comprised of $18.00 of Net Cash Receipts during each of 1995 and 1994 and $67.00 of Net Cash Proceeds during 1995. To date, investors have received distributions of Net Cash Receipts of $75.50 and Net Cash Proceeds of $167.00, totaling $242.50 per $1,000 Interest, as well as certain tax benefits. The General Partner expects to continue quarterly distributions to Limited Partners based on the current performance of the Partnership's properties. However, the level of future distributions will depend on cash flow from the Partnership's remaining properties, and proceeds from future property sales, as to all of which there can be no assurances. In light of results to date and current market conditions, the General Partner does not anticipate that investors will recover all of their original investment.

In 1995, the Financial Accounting Standards Board issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" which establishes accounting standards for impairment of long-lived assets and long-lived assets to be disposed of. This statement has been adopted by the Partnership as of January 1, 1995 and did not have a material impact on the financial position or results of operations of the Partnership.

Inflation has several types of potentially conflicting impacts on real estate investments. Short-term inflation can increase real estate operating costs which may or may not be recovered through increased rents depending on general or local economic conditions. In the long-term, inflation can be expected to increase operating costs and replacement costs and may lead to increased rental revenues and real estate values. The timing of the long-term effects of inflation on real estate may be dictated by general or local economic conditions.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                         December 31, 1995         December 31, 1994
                      -----------------------  -------------------------
                      Financial        Tax       Financial        Tax
                      Statements     Returns    Statements      Returns
                      ----------    ---------   ----------     ---------

Total assets         $42,023,971   $27,201,280  $55,306,162  $36,658,363
Partners' capital
(deficit):
  General Partner     (3,478,957)   (4,314,868)  (3,648,355)  (5,449,072)
  Limited Partners    (2,269,466)  (14,860,814)     887,404  (14,646,823)
Net income:
  General Partner        169,398     1,134,204       55,445      362,811
  Limited Partners     3,218,557     6,161,448    1,053,455       54,555
  Per Limited Part-
    nership Interest        42.91        82.15         14.05          .73


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

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Partners-XIII, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experiences of the executive officers and significant employees of the General Partner of the Registrant are as follows:

            TITLE                            OFFICERS
            -----                            --------

Chairman, President and Chief           Thomas E. Meador
   Executive Officer
Senior Vice President                   Alexander J. Darragh
Senior Vice President                   Josette V. Goldberg
Senior Vice President                   Alan G. Lieberman
Senior Vice President, Chief            Brian D. Parker
   Financial Officer, Treasurer
   and Assistant Secretary
Senior Vice President                   John K. Powell, Jr.

Thomas E. Meador (July 1947) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (February 1955) joined Balcor in September 1988 and is responsible for due diligence analysis and real estate advisory services for Balcor and American Express Company. He also has supervisory responsibility for Balcor's environmental matters. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

Josette V. Goldberg (April 1957) joined Balcor in January 1985 and has primary responsibility for all human resources matters. In addition, she has supervisory responsibility for Balcor's MIS functions. Ms. Goldberg has been designated as a Senior Human Resources Professional (SHRP).

Alan G. Lieberman (June 1959) joined Balcor in May 1983 and is responsible for Balcor's property sales and capital markets functions. Mr. Lieberman is a Certified Public Accountant.

Brian D. Parker (June 1951) joined Balcor in March 1986 and, as Chief Financial Officer and Chief Accounting Officer, is responsible for Balcor's financial, legal and treasury functions. He is a Director of The Balcor Company. Mr.

Parker is a Certified Public Accountant and holds an M.S. degree in Accountancy from DePaul University.

John K. Powell Jr. (June 1950) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management and investor services functions. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1995.

Item 11. Executive Compensation
-------------------------------

The Registrant has not paid and does not propose to pay any remuneration to the executive officers and directors of Balcor Partners-XIII, the General Partner. Certain of these officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 8 of Notes to Financial Statements for the information relating to transactions with affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

(a) The following entity is the sole Limited Partner which owns beneficially more then 5% of the outstanding Limited Partnership Interests of the
Registrant:

                           Name and      Amount and
                           Address of    Nature of
                           Beneficial    Beneficial
       Titled of Class     Owner         Ownership    Percent of Class
       ---------------   -----------    -----------  -----------------
       Limited             WIG 83         5,778.08              7.70%
       Partnership         Partners       Limited
       Interests           Chicago,       Partnership
                           Illinois       Interests

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

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

(a & b) See Note 3 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

See Note 8 of Notes to Financial Statements for information relating to transactions with affiliates.

(c) No management person is indebted to the Registrant.

(d) The Registrant has no outstanding agreements with any promoters.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
------------------------------------------------------------------------

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

(27) Financial Data Schedule of the Registrant for 1995 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended December 31, 1995.

(c) Exhibits: See Item 14 (a)(3) above.

(d) Financial Statement Schedules: See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

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

Date: March 28, 1996
      ------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                      Title                      Date
----------------------   -------------------------------   ----------------


                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Partners-XIII,
/s/Thomas E. Meador      the General Partner                March 28, 1996
--------------------                                        --------------
  Thomas E. Meador
                         Brian D. Parker
                         Senior Vice President, and Chief
                         Financial Officer (Principal
                         Accounting and Financial Officer)
                         of Balcor Partners-XIII, the
 /s/Brian D. Parker      General Partner                    March 28, 1996
--------------------                                        --------------
  Brian D. Parker

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1995 and 1994

Statements of Partners' Capital (Deficit), for the years ended December 31, 1995, 1994 and 1993

Statements of Income and Expenses, for the years ended December 31, 1995, 1994 and 1993

Statements of Cash Flows, for the years ended December 31, 1995, 1994 and 1993

Notes to Financial Statements

Financial Statement Schedule:

III - Real Estate and Accumulated Depreciation, as of December 31, 1995

Financial Statement Schedules, other than that listed, are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Realty Investors-83 at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.






                                   COOPERS & LYBRAND L.L.P.


Chicago, Illinois
March 20, 1996

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1995 and 1994

                                    ASSETS

                                                  1995            1994
                                              ------------   ------------
Cash and cash equivalents                      $ 2,734,729   $  5,950,452
Restricted investment                                             700,000
Escrow deposits                                  1,694,777      1,560,542
Accounts and accrued interest
  receivable                                        64,523         97,846
Prepaid expenses                                   184,700         36,266
Deferred expenses, net of accumulated
  amortization of $702,304 in 1995
  and $631,300 in 1994                             648,778        597,642
                                              ------------   ------------
                                                 5,327,507      8,942,748
                                              ------------   ------------
Investment in real estate:
  Land                                           8,885,606     10,560,405
  Buildings and improvements                    54,739,601     66,665,695
                                              ------------   ------------
                                                63,625,207     77,226,100
  Less accumulated depreciation                 26,928,743     30,862,686
                                              ------------   ------------
Investment in real estate, net of
  accumulated depreciation                      36,696,464     46,363,414
                                              ------------   ------------
                                               $42,023,971   $ 55,306,162
                                              ============   ============

                       LIABILITIES AND PARTNERS' DEFICIT

Accounts payable                             $    141,244     $  214,310
Due to affiliates                                  24,811         74,058
Accrued liabilities, principally
  real estate taxes                               938,309       1,241,718
Security deposits                                 260,819         288,826
Mortgage note payable - affiliate                 734,154         772,896
Mortgage notes payable                         45,673,057      55,475,305
                                             ------------    ------------
    Total liabilities                          47,772,394      58,067,113
                                             ------------    ------------
Limited Partners' (deficit) capital
  (75,005 Interests issued and
  outstanding                                  (2,269,466)        887,404
General Partner's deficit                      (3,478,957)     (3,648,355)
                                             ------------    ------------
Total partners' deficit                        (5,748,423)     (2,760,951)
                                             ------------    ------------
                                             $ 42,023,971    $ 55,306,162
                                             ============    ============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                        STATEMENTS OF PARTNERS' DEFICIT
             for the years ended December 31, 1995, 1994 and 1993






                                Partners' Capital (Deficit) Accounts
                                ------------------------------------------
                                                  General       Limited
                                     Total        Partner       Partners
                                -------------- -------------- ------------

Balance at December 31, 1992    $  (5,513,870) $ (3,853,506)  $(1,660,364)

Net income for the year
  ended December 31, 1993           2,994,111       149,706     2,844,405
                                -------------- -------------- ------------
Balance at December 31, 1993       (2,519,759)   (3,703,800)    1,184,041

Cash distributions to
  Limited Partners (A)             (1,350,092)                 (1,350,092)
Net income for the year
  ended December 31, 1994           1,108,900        55,445     1,053,455
                                -------------- -------------- ------------
Balance at December 31, 1994       (2,760,951)   (3,648,355)      887,404

Cash distributions to
  Limited Partners (A)             (6,375,427)                 (6,375,427)
Net income for the year
  ended December 31, 1995           3,387,955       169,398     3,218,557
                                -------------- -------------- ------------
Balance at December 31, 1995    $  (5,748,423) $  (3,478,957) $ (2,269,466)
                                ============== ============== ============





(A) Summary of cash distributions paid per Interest:

                                      1995          1994          1993
                                 ------------- ------------- -------------
              First Quarter      $       4.50  $    4.50          None
              Second Quarter             4.50       4.50          None
              Third Quarter              4.50       4.50          None
              Fourth Quarter            71.50       4.50          None


The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1995, 1994 and 1993

                                       1995          1994          1993
                                 ------------- ------------- -------------
Income:
  Rental and service             $ 15,054,742  $ 15,796,390  $ 16,422,721
  Interest on short-term
    investments                       387,750       323,825       143,027
                                 ------------- ------------- -------------
    Total income                   15,442,492    16,120,215    16,565,748
                                 ------------- ------------- -------------
Expenses:
  Interest on mortgage
    notes payable                   4,037,357     4,477,599     5,843,874
  Depreciation                      1,797,112     1,988,938     2,144,183
  Amortization of deferred
    expenses                          169,149       192,062       214,176
  Property operating                5,970,865     6,935,788     6,287,619
  Real estate taxes                 1,300,427     1,446,103     1,582,090
  Property management fees            753,664       789,447       824,080
  Administrative                      679,028       581,778       443,973
                                 ------------- ------------- -------------
    Total expenses                 14,707,602    16,411,715    17,339,995
                                 ------------- ------------- -------------
Income (loss) before gain
  on sale of property and
  extraordinary items                 734,890      (291,500)     (774,247)
Gain on sale of property            2,711,565                   3,768,358
                                 ------------- ------------- -------------
Income (loss) before
  extraordinary items               3,446,455      (291,500)    2,994,111
                                 ------------- ------------- -------------
Extraordinary items:
  Gain on forgiveness of debt          40,653     1,400,400
  Debt extinguishment expenses        (99,153)
                                 ------------- -------------
    Total extraordinary items         (58,500)    1,400,400
                                 ------------- ------------- -------------
Net income                       $  3,387,955  $  1,108,900  $  2,994,111
                                 ============= ============= =============
Income (loss) before extra-
  ordinary items allocated
  to General Partner             $    172,323  $    (14,575) $    149,706
                                 ============= ============= =============
Income (loss) before extra-
  ordinary items allocated
  to Limited Partners            $  3,274,132  $   (276,925) $  2,844,405
                                 ============= ============= =============
Income (loss) before extra-
  ordinary items per Limited
  Partnership Interest (75,005
  issued and outstanding)        $      43.65  $      (3.69) $      37.92
                                 ============= ============= =============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1995, 1994 and 1993
                                  (Continued)

                                      1995          1994          1993
                                ------------- ------------- -------------
Extraordinary items allocated
  to General Partner            $      (2,925)$      70,020          None
                                ============= ============= =============
Extraordinary items allocated
  to Limited Partners           $     (55,575)$   1,330,380          None
                                ============= ============= =============
Extraordinary items per Limited
  Partnership Interest (75,005
  issued and outstanding)       $       (0.74)$       17.74          None
                                ============= ============= =============
Net income allocated to
  General Partner               $     169,398 $      55,445 $     149,706
                                ============= ============= =============
Net income allocated to
  Limited Partners              $   3,218,557 $   1,053,455 $   2,844,405
                                ============= ============= =============
Net income per Limited
  Partnership Interest (75,005
  issued and outstanding)       $       42.91 $       14.05 $       37.92
                                ============= ============= =============


The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1995, 1994 and 1993

                                     1995          1994          1993
                                ------------- ------------- -------------
Operating activities:
  Net income                    $   3,387,955 $   1,108,900 $   2,994,111
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Gain on forgiveness of
        debt                          (40,653)   (1,400,400)
      Debt extinguishment
        expenses                       99,153
      Gain on sale of property     (2,711,565)                 (3,768,358)
      Depreciation of properties    1,797,112     1,988,938     2,144,183
      Amortization of deferred
        expenses                      169,149       192,062       214,176
      Deferred interest expense                                   323,214
      Payments of deferred
        interest expense                                         (377,109)
      Net change in:
        Escrow deposits              (134,235)     (367,273)     (387,049)
        Accounts and accrued
          interest receivable          33,323       (87,622)      173,344
        Prepaid expenses             (148,434)       73,987       (75,022)
        Accounts payable              (73,066)      (53,813)      (88,499)
        Due to affiliates             (49,247)      (37,417)       29,818
        Accrued liabilities          (303,409)      (82,335)       48,926
        Security deposits             (28,007)      (13,788)       (8,331)
                                ------------- ------------- -------------
  Net cash provided by
    operating activities            1,998,076     1,321,239     1,223,404
                                ------------- ------------- -------------
Investing activities:
  Redemption of restricted
    investment                        700,000
  Improvements to properties                       (110,424)      (93,545)
  Proceeds from sale of real
    estate                            954,428                  10,600,000
  Payment of selling costs           (168,597)                    (26,200)
                                ------------- ------------- -------------
  Net cash provided by or used
    in investing activities         1,485,831      (110,424)   10,480,255
                                ------------- ------------- -------------
Financing activities:
  Distributions to Limited
    Partners                       (6,375,427)   (1,350,092)
  Proceeds from issuance of
    mortgage notes payable         11,980,000     3,000,000    11,043,750
  Repayment of mortgage notes
    payable                       (11,254,363)   (3,123,000)  (10,916,567)
  Repayment of mortgage note
    payable - affiliate               (38,742)     (121,443)   (3,837,920)
  Principal payments on mortgage
    notes payable                    (691,660)   (1,607,633)     (357,663)
  Payment of deferred expenses       (276,285)     (209,719)     (275,200)
  Payment of prepayment premium       (43,153)
                                ------------- ------------- -------------
  Net cash used in financing
    activities                     (6,699,630)   (3,411,887)   (4,343,600)
                                ------------- ------------- -------------

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1995, 1994 and 1993
                                  (Continued)

                                       1995          1994          1993
                                ------------- ------------- -------------
Net change in cash and cash
  equivalents                      (3,215,723)   (2,201,072)    7,360,059
Cash and cash equivalents at
  beginning of year                 5,950,452     8,151,524       791,465
                                ------------- ------------- -------------
Cash and cash equivalents at
  end of year                   $   2,734,729 $   5,950,452 $   8,151,524
                                ============= ============= =============



The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Nature of the Partnership's Business:

Balcor Realty Investors-83 is engaged principally in the operation of residential real estate located in various markets within the United States.

2. Accounting Policies:

(a) The preparation of the financial statements in conformity with generally accepted accounting principles requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could vary from those estimates.

(b) Depreciation expense is computed using straight-line and accelerated methods. Rates used in the determination of depreciation are based upon the following estimated useful lives:

                                                    Years
                                                    -----

               Buildings and improvements          20 to 30
               Furniture and fixtures                 5

Maintenance and repairs are charged to expense when incurred. Expenditures for improvements are charged to the related asset account.

As properties are sold, the related costs and accumulated depreciation are removed from the respective accounts. Any gain or loss on disposition is recognized in accordance with generally accepted accounting principles.

(c) Effective January 1, 1995, the Partnership adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". Under SFAS 121, the Partnership records its investments in real estate at the lower of cost or fair value, and periodically assesses, but not less than on an annual basis, possible impairment to the value of its properties. The General Partner estimates the fair value of its properties by dividing the property's expected net operating income by a risk adjusted rate of return which considers economic and demographic conditions in the market. In the event the General Partner determines an impairment in value has occurred, and the carrying amount of the real estate asset will not be recovered, a provision is recorded to reduce the carrying basis of the property to its estimated fair value. The General Partner considers the method referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicate otherwise.

(d) Deferred expenses consist of loan modification and refinancing fees which are amortized over the terms of the respective agreements.

(e) The Financial Accounting Standard Board's Statement No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. Since quoted market prices are not available for the Partnership's financial instruments, fair values have been based on estimates using present value techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in immediate settlement of the instrument. Statement No. 107 does not apply to all balance sheet items and excludes certain financial instruments and all non-financial instruments such as real estate and investment in joint ventures from its disclosure requirements.

(f) Revenue is recognized on an accrual basis in accordance with generally accepted accounting principles.

(g) Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less when purchased. Cash and cash equivalents are held or invested primarily in one issuer of commercial paper.

(h) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(i) A reclassification has been made to the previously reported 1994 and 1993 financial statements to conform with the classification used in 1995. This reclassification has not changed the 1994 or 1993 results.

3. Partnership Agreement:

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

The Partnership Agreement provides that the General Partner will be allocated 5% of the operating profits and losses and 1% of capital losses and the greater of 1% of capital profits or an amount equal to Net Cash Proceeds distributed to the General Partner. The Partnership has allocated 5% of capital profits (which are mainly a result of prior depreciation deductions) to the General Partner. This method more evenly matches deductions and the gain resulting from those deductions. 100% of Net Cash Receipts available for distribution shall be distributed to the holders of Interests in proportion to their participating percentages as of the record date for such distributions. In addition, there shall be accrued for the benefit of the General Partner as its distributive share from operations, an amount equivalent to 5.26% of the total Net Cash Receipts being distributed, which will be paid only out of available Net Cash Proceeds.

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

4. Mortgage Notes Payable:

Mortgage notes payable at December 31, 1995 and 1994 consisted of the following:
                   Carrying   Carrying   Current     Final
Property           Amount of  Amount of   Inter-     Matur-  Current  Estimated
Pledged as         Notes at   Notes at    est        ity     Monthly    Balloon
Collateral         12/31/95   12/31/94    Rate %     Date    Payment    Payment
---------------   ---------  -----------  --------   ------  ------- ----------

Mortgage Notes Payable - Nonaffiliates:

Apartment Complexes:

Deer Oaks (A)      $4,777,636  $4,332,577   7.350%   2002 $33,071    $4,404,000
Desert Sands        9,034,548   9,272,229   6.498%   1998  66,166     8,472,000
Eagle Crest -
  Phase I (B)       7,140,577   6,939,000   9.621%   2002  61,008     6,776,000
North Cove            (C)       9,831,545    (C)      (C)    (C)           (C)
Sandridge -
  Phase II (D)      2,971,144   2,991,895   9.125%   2001  24,409     2,816,000
Springs Pointe
  Village          10,902,316  11,174,573   6.498%   1998  79,845    10,209,000
Walnut Ridge -
  Phase I           5,764,108   5,810,155   8.940%   2000  46,968     5,498,000
Walnut Ridge -
  Phase II          5,082,728   5,123,331   8.940%   2000  41,416     4,848,000
                  ----------- -----------

  Subtotal         45,673,057  55,475,305
                  ----------- -----------

Mortgage Notes Payable - Affiliate:
Apartment Complex:

Walnut Ridge -        734,154     772,896 10.50%  1997         (E)      734,000
  Phase II (E)    ----------- -----------

    Total         $46,407,211 $56,248,201
                  =========== ===========

(A) In June 1995, this loan was refinanced. The interest rate decreased from 10.00% to 7.35%, the maturity date was extended from October 1995 to July 2002 and the monthly payments decreased from $39,491 to $33,071. A portion of the proceeds from the new $4,800,000 first mortgage loan were used to repay the existing first mortgage loan of $4,315,363. In connection with the refinancing, a prepayment penalty of $43,153 was incurred and classified as debt extinguishment expense.

(B) In January 1995, this loan was refinanced. The interest rate increased from 9.025% to 9.621%, the maturity date was extended from November 1994 to February 2002 and the monthly payments increased from $52,187 to $61,008. A portion of the proceeds from the new $7,180,000 first mortgage loan were used to repay the existing first mortgage loan of $6,939,000.

(C) This property was sold to an unaffiliated party during June 1995. See Note 9 of Notes to Financial Statements for additional information. Prior to the sale, this loan had originally matured in June 1993 and the Partnership remitted the property's monthly cash flow as interest expense until the loan was refinanced in February 1994. Pursuant to the terms of the refinancing, the Partnership was required to remit $1,000,000 to the lender representing a principal reduction, and the lender forgave $466,926 of the principal balance and deferred interest of $933,474, reducing the principal balance from $11,366,926 to $9,900,000. This resulted in a $1,400,400 extraordinary gain on forgiveness of debt in 1994.

(D) In July 1994, this loan was refinanced. The interest rate increased from 9.025% to 9.125%, the maturity date was extended from December 1994 to August 2001 and the monthly payments increased from $23,489 to $24,409. The proceeds from the new $3,000,000 first mortgage loan and cash reserves were used to repay the existing first mortgage loan of $3,123,000.

(E) Represents an unsecured loan from The Balcor Company ("TBC"), an affiliate of the General Partner, as successor to Balcor Real Estate Holdings, Inc. The pay rate is equal to the net cash flow from the property and payments are applied first to interest and then to principal. The loan matured in December 1994, and TBC extended the loan for an additional three years.

Real estate with an aggregate carrying value of $36,696,464 at December 31, 1995 was pledged as collateral for repayment of mortgage loans.

The Partnership's loans described above require current monthly payments of principal and interest, unless otherwise noted.

Five-year maturities of the mortgage notes payable are approximately as follows:

                         1996           $  682,000
                         1997            1,467,000
                         1998           19,217,000
                         1999              275,000
                         2000           10,577,000

During 1995, 1994 and 1993, the Partnership incurred interest expense on mortgage notes payable to non-affiliates of $3,962,845, $4,382,118 and $5,519,514, respectively. The Partnership paid interest expense to non-affiliates of $3,962,845 in 1995, $4,382,118 in 1994 and $5,312,292 in
1993.

5. Management Agreements:

As of December 31, 1995, all of the properties owned by the Partnership are managed by a third-party management company. These management agreements provide for annual fees of 5% of gross operating receipts.

6. Sellers' Participation in Joint Ventures:

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

7. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. For 1995, the net effect of these accounting differences is that the net income in the financial statements is $3,907,697 less than the tax income of the Partnership for the same period.

8. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended        Year Ended
                             12/31/95         12/31/94          12/31/93
                         ---------------- ----------------  ----------------

                           Paid   Payable   Paid   Payable    Paid   Payable
                         -------- ------- -------- -------  -------- -------

Property management fees None None $721,999 None $806,815 $86,121 Reimbursement of expenses to General Partner,
  at cost:
    Accounting            $58,817 $ 2,504   86,414 $30,902   59,807   4,984
    Data processing        32,721   2,404   54,173  10,892   31,161   5,706
    Investor communica-
      tions                 7,620    None   20,528   5,964   18,471   1,539
    Legal                  30,838   2,549   13,567   8,702   13,841   1,153
    Portfolio management   98,173  11,332   54,667  14,929   54,668  10,974
    Property sales
     administration        12,043   5,932     None    None     None    None
    Other                   3,279      90    9,785   2,669   11,986     998

Allegiance Realty Group, Inc., an affiliate of the General Partner, managed all of the Partnership's properties until the affiliate was sold to a third party in November 1994.

As of December 31, 1995, the Partnership has a $734,154 unsecured third loan outstanding to TBC. The Partnership incurred interest expense on the affiliate loans of $74,512, $95,481 and $324,360 and paid interest expense of $81,500, $164,371 and $381,585 during 1995, 1994 and 1993, respectively.

The Partnership participates in an insurance deductible program with other affiliated partnerships in which the program pays claims up to the amount of the deductible under the master insurance policies for its properties. The program is administered by an affiliate of the General Partner who receives no fee for administering the program; however, the General Partner is reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program of $97,533, $161,478 and $106,145 in 1995, 1994 and 1993, respectively.

9. Property Sale:

In June 1995, the North Cove Apartments was sold for $10,750,000. In connection with the sale, the purchaser assumed the $9,795,572 third party first mortgage loan. The basis of the property was $7,869,838, which is net of accumulated depreciation of $5,731,055. For financial statement purposes, the Partnership recognized a gain of $2,711,565 from the sale of the property. In connection with the sale, the remaining unamortized deferred expenses in the amount of $56,000 were recognized as an extraordinary item and classified as debt extinguishment expense.


10. Restricted Investments:

A restricted deposit in the amount of $700,000 was pledged as additional collateral to the mortgage loan on the Desert Sands Apartments. The amount pledged as collateral was invested in short-term instruments pursuant to the terms of the pledge agreement with the lending institution and interest earned on this amount accumulated to the benefit of the Partnership. In March 1995, this restricted deposit was released and the accumulated interest was paid to the Partnership.

11. Fair Value of Financial Instruments:

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1995 are as follows:

The carrying value of cash and cash equivalents, accounts and accrued interest receivable and accounts payable approximates fair value.

Mortgage Notes Payable: Based on borrowing rates available to the Partnership at the end of 1995 for mortgage loans with similar terms and maturities, the fair value of the mortgage notes payable approximates the carrying value.

12. Extraordinary Items:

(a) During 1995, the Partnership recognized an extraordinary gain on forgiveness of debt of $40,653 in connection with the settlement reached with the seller of the Springs Pointe and Desert Sands apartment complexes.

(b) During 1995, the Partnership refinanced the Deer Oaks Apartments first mortgage loan. In connection with the refinancing, a prepayment penalty of $43,153 was incurred and classified as debt extinguishment expense.

(c) During 1995, the Partnership sold the North Cove Apartments. In connection with the sale, the remaining unamortized deferred expenses in the amount of $56,000 were recognized as an extraordinary item and classified as debt extinguishment expense.

13. Subsequent Events:

(a) In January 1996, the Partnership made a distribution of $337,523 ($4.50 per Interest) to the holders of Limited Partnership Interests for the fourth quarter of 1995.

(b) The Partnership reached a settlement with the seller of the Deer Oaks Apartments in February 1996. In connection with this settlement, the Partnership received $208,250 representing amounts due from the seller under the management and guarantee agreement, as well as construction defects at the property.

(c) On February 29, 1996, a proposed class action complaint was filed, Raymond Masri vs. Lehman Brothers, Inc., et al., Case No. 96/103727 (Supreme Court of the State of New York, County of New York). The Partnership, additional limited partnerships which were sponsored by The Balcor Company, three limited partnerships sponsored by the predecessor of Lehman Brothers, Inc. (together with the Partnership and the affiliated partnerships, the "Defendant Partnerships"), Lehman Brothers, Inc. and Smith Barney Holdings, Inc. are defendants. The complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation and breach of fiduciary duty relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest accrued thereon; general damages for injuries arising from the defendants' actions; recovery from the defendants of all profits received by them as a result of their actions relating to the Defendant Partnerships; exemplary damages; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. Management of each of the defendants believes they have meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Partnership.

                                       BALCOR REALTY INVESTORS-83
                                   (An Illinois Limited Partnership)

                        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        as of December 31, 1995
        Col. A                 Col. B          Col. C                        Col. D
---------------------         --------  --------------------   ---------------------------------
                                            Initial Cost                Cost Adjustments
                                           to Partnership          Subsequent to Acquisition
                                        --------------------   ---------------------------------
                                                  Buildings               Carrying     Reduction
                               Encum-              and Im-     Improve-    Costs        of Basis
     Description              brances     Land    provements    ments       (b)            (c)
---------------------         -------   -------- ------------ ---------  ---------     ---------
Deer Oaks Apts.,
  a 244-unit complex
  in San Antonio, TX            (a)   $1,100,000   $4,430,200      None  $  190,358         None
Desert Sands Apts.,
  a 412-unit complex
  in Phoenix, AZ                (a)    1,442,000    9,088,000      None   1,009,306         None
Eagle Crest Apts. I,
  a 296-unit complex
  in Irving, TX                 (a)    1,527,000    6,829,400  $151,582   1,013,264         None
Sandridge Apts. II,
  a 196-unit complex
  in Pasadena, TX               (a)      535,000    4,395,000    85,424     169,746     $(70,854)
Springs Pointe Apts.,
  a 484-unit complex
  in Las Vegas, NV              (a)    1,530,000   11,825,000    36,840       6,850     (103,084)
Walnut Ridge Apts. I,
  a 380-unit complex in
  Corpus Christi, TX            (a)    1,391,000    7,544,000    50,514     155,628      (62,070)
Walnut Ridge Apts. II,
  a 324-unit complex in
  Corpus Christi, TX            (a)    1,346,000    6,569,000    43,031   1,494,948      (70,876)
                                     -----------  -----------  --------  ----------    ---------
    Total                            $ 8,871,000  $50,680,600  $367,391  $4,040,100    $(333,844)
                                     ===========  ===========  ========  ==========    =========
</TOTAL>

                                       BALCOR REALTY INVESTORS-83
                                   (An Illinois Limited Partnership)

                        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        as of December 31, 1995
                                              (Continued)
       Col. A                          Col. E                 Col. F      Col. G   Col. H     Col. H
-------------------       --------------------------------   --------    --------  ------ --------------
                               Gross Amounts at Which                                        Life Upon
                             Carried at Close of Period                                    Which Depre-
                          --------------------------------                                  ciation in
                                    Buildings               Accumulated    Date     Date   Latest Income
                                     and Im-       Total     Deprecia-   of Con-    Aqu-     Statement
    Description             Land    provements      (d)       tion(e)    struction uired    is Computed
-------------------       --------  ----------   ----------   ---------  --------- -----  --------------
Deer Oaks Apts.,
  a 244-unit complex
  in San Antonio, TX    $1,100,955  $4,619,603   $5,720,558  $2,445,973     1982    1982         (f)
Desert Sands Apts.,
  a 412-unit complex
  in Phoenix, AZ         1,443,513  10,095,793   11,539,306   4,980,225     1982    1982         (f)
Eagle Crest Apts. I,
  a 296-unit complex
  in Irving, TX          1,579,209   7,942,037    9,521,246   3,923,859     1983    1982         (f)
Sandridge Apts. II,
  a 196-unit complex
  in Pasadena, TX          527,904   4,586,412    5,114,316   2,172,553     1983    1982         (f)
Springs Pointe Apts.,
  a 484-unit complex
  in Las Vegas, NV       1,515,885  11,752,721   13,268,606   5,735,180     1982    1982         (f)
Walnut Ridge Apts. I,
  a 380-unit complex in
  Corpus Christi, TX     1,382,542   7,696,530    9,079,072   3,850,914     1982    1982         (f)
Walnut Ridge Apts. II,
  a 324-unit complex in
  Corpus Christi, TX     1,335,598   8,046,505    9,382,103   3,820,039     1983    1982         (f)
                       ----------- -----------  ----------- -----------
    Total               $8,885,606 $54,739,601  $63,625,207 $26,928,743
                       =========== ===========  =========== ===========

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                             NOTES TO SCHEDULE III

(a) See description of Mortgage Notes Payable in Note 4 of Notes to Financial Statements.

(b) Consists of legal fees, appraisal fees, title costs, other related professional fees, and capitalized construction period interest and real estate taxes.

(c) Guaranteed income earned on properties under the terms of certain management and guarantee agreements was recorded by the Partnership as a reduction of the basis of the property to which the guaranteed income related.

(d) The aggregate cost of land for Federal income tax purposes is $8,862,383 and the aggregate cost of buildings and improvements for Federal income tax purposes is $50,554,229. The total of these is $59,416,612.

                             Reconciliation of Real Estate
(e)                          -----------------------------
                                      1995          1994         1993
                                   -----------  -----------  -----------
Balance at beginning of year:      $77,226,100  $77,115,676  $87,572,161

  Additions during year:
    Improvements                          None      110,424       93,545
  Deductions during year:
    Cost of real estate sold       (13,600,893)        None  (10,550,030)
                                   -----------  -----------  -----------
  Balance at close of year         $63,625,207  $77,226,100  $77,115,676
                                   ===========  ===========  ===========

                  Reconciliation of Accumulated Depreciation
                  -------------------------------------------
                                      1995          1994         1993
                                   -----------  -----------  -----------

  Balance at beginning of year     $30,862,686  $28,873,748  $30,474,153

  Depreciation expense for the
    year                             1,797,112    1,988,938    2,144,183
  Accumulated depreciation
    of real estate sold             (5,731,055)       None    (3,744,588)
                                   -----------  -----------  -----------
 Balance at close of year          $26,928,743  $30,862,686  $28,873,748
                                   ===========  ===========  ===========

(f) Depreciation expense is computed based upon the following estimated useful lives:

                                                    Years
                                                    -----
               Buildings and improvements          20 to 30
               Furniture and fixtures                 5