Form 10-Q
period 1996-03-31
BALCOR REALTY INVESTORS 83
filed 1996-05-15
CIK 705959

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1996
                               --------------
                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------
Commission file number 0-11805
                       -------

                           BALCOR REALTY INVESTORS-83
            -------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Illinois                                      36-3189175
- -------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

2355 Waukegan Rd.
Bannockburn, Illinois                                     60015
- ----------------------------------------            -------------------
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

                                BALANCE SHEETS
                     March 31, 1996 and December 31, 1995
                                  (Unaudited)

                                    ASSETS

                                                  1996            1995
                                             ------------    ------------
Cash and cash equivalents                    $  3,229,829    $  2,734,729
Escrow deposits                                 1,137,050       1,694,777
Accounts and accrued interest receivable          187,470          64,523
Prepaid expenses                                   76,115         184,700
Deferred expenses, net of accumulated
  amortization of $747,119 in 1996
  and $702,304 in 1995                            603,963         648,778
                                             ------------    ------------
                                                5,234,427       5,327,507
                                             ------------    ------------
Investment in real estate:
  Land                                          8,885,606       8,885,606
  Buildings and improvements                   54,739,601      54,739,601
                                             ------------    ------------
                                               63,625,207      63,625,207
  Less accumulated depreciation                27,338,470      26,928,743
                                             -------------   -------------
Investment in real estate, net of
  accumulated depreciation                     36,286,737      36,696,464
                                             -------------   -------------
                                             $ 41,521,164    $ 42,023,971
                                             =============   =============

                       LIABILITIES AND PARTNERS' DEFICIT

Accounts payable                             $    107,019    $    141,244
Due to affiliates                                  38,434          24,811
Accrued liabilities, principally real
  estate taxes                                    311,565         938,309
Security deposits                                 267,710         260,819
Mortgage note payable - affiliate                 734,154         734,154
Mortgage notes payable                         45,507,033      45,673,057
                                             -------------   -------------
    Total liabilities                          46,965,915      47,772,394
                                             -------------   -------------
Limited Partners' deficit (75,005
  Interests issued and outstanding)            (1,997,854)     (2,269,466)
General Partner's deficit                      (3,446,897)     (3,478,957)
                                             -------------   -------------
    Total partners' deficit                    (5,444,751)     (5,748,423)
                                             -------------   -------------
                                             $ 41,521,164    $ 42,023,971
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1996 and 1995
                                  (Unaudited)

                                                 1996            1995
                                             -------------   -------------
Income:
  Rental and service                         $  3,596,362    $  4,018,697
  Interest on short-term investments               44,196         114,147
  Settlement income                               208,250
                                             -------------   -------------
    Total income                                3,848,808       4,132,844
                                             -------------   -------------
Expenses:
  Interest on mortgage notes payable              912,113       1,141,547
  Depreciation                                    409,727         497,235
  Amortization of deferred expenses                44,815          41,996
  Property operating                            1,257,280       1,488,877
  Real estate taxes                               292,124         366,369
  Property management fees                        177,777         200,980
  Administrative                                  113,777         131,062
                                             -------------   -------------
    Total expenses                              3,207,613       3,868,066
                                             -------------   -------------
Income before extraordinary item                  641,195         264,778
Extraordinary item:
  Gain on forgiveness of debt                                      40,653
                                             -------------   -------------
Net income                                   $    641,195    $    305,431
                                             =============   =============
Income before extraordinary item allocated
  to General Partner                         $     32,060    $     13,239
                                             =============   =============
Income before extraordinary item allocated
  to Limited Partners                        $    609,135    $    251,539
                                             =============   =============
Income before extraordinary item per
  Limited Partnership Interest (75,005
  issued and outstanding)                    $       8.12    $       3.36
                                             =============   =============
Extraordinary item allocated to General
  Partner                                            None    $      2,033
                                             =============   =============
Extraordinary item allocated to Limited
  Partners                                           None    $     38,620
                                             =============   =============
Extraordinary item per Limited Partnership
  Interest (75,005 issued and outstanding)           None    $       0.51
                                             =============   =============
Net income allocated to General Partner      $     32,060    $     15,272
                                             =============   =============
Net income allocated to Limited Partners     $    609,135    $    290,159
                                             =============   =============
Net income per Limited Partnership Interest
  (75,005 issued and outstanding)            $       8.12    $       3.87
                                             =============   =============
Distribution to Limited Partners             $    337,523    $    337,523
                                             =============   =============
Distribution per Limited Partnership
  Interest (75,005 issued and outstanding)   $       4.50    $       4.50
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1996 and 1995
                                  (Unaudited)

                                                  1996            1995
                                             -------------   -------------
Operating activities:
  Net income                                 $    641,195    $    305,431
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Gain on forgiveness of debt                                 (40,653)
      Depreciation of properties                  409,727         497,235
      Amortization of deferred expenses            44,815          41,996
      Net change in:
        Escrow deposits                           557,727         577,333
        Accounts receivable                      (122,947)        (54,208)
        Prepaid expenses                          108,585
        Accounts payable                          (34,225)        (31,235)
        Due to affiliates                          13,623          44,339
        Accrued liabilities                      (626,744)       (849,758)
        Security deposits                           6,891           3,600
                                             -------------   -------------
  Net cash provided by operating activities       998,647         494,080
                                             -------------   -------------
Investing activity:
  Redemption of restricted investment                             700,000
                                                             -------------
  Cash provided by investing activity                             700,000
                                                             -------------
Financing activities:
  Distribution to Limited Partners               (337,523)       (337,523)
  Proceeds from issuance of mortgage
    note payable                                                7,180,000
  Repayment of mortgage note payable                           (6,939,000)
  Principal payments on mortgage notes
    payable                                      (166,024)       (200,449)
  Payment of deferred expenses                                   (138,236)
                                             -------------   -------------
  Net cash used in financing activities          (503,547)       (435,208)
                                             -------------   -------------
Net change in cash and cash equivalents           495,100         758,872
Cash and cash equivalents at beginning
  of period                                     2,734,729       5,950,452
                                             -------------   -------------
Cash and cash equivalents at end of period   $  3,229,829    $  6,709,324
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1996 and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the quarters ended March 31, 1996 and 1995, the Partnership incurred and paid interest expense on mortgage notes payable to non-affiliates of $892,627 and $1,120,519, respectively.

3. Transactions with affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1996 are:

                                         Paid      Payable
                                      ----------  ---------
   Reimbursement of expenses to
     the General Partner, at cost       $22,576    $38,434


As of March 31, 1996, the Partnership has a $734,154 mortgage note payable outstanding to The Balcor Company ("TBC"), an affiliate of the General Partner. This loan relates to the Walnut Ridge - Phase II Apartments. During the quarters ended March 31, 1996 and 1995, the Partnership incurred interest expense on the TBC loan of $19,486 and $21,028, and paid interest expense of $12,848 and $14,040, respectively. Interest expense of $6,638 was payable as of March 31, 1996 and is included in accrued liabilities on the balance sheet.

4. Subsequent Event:

In April 1996, the Partnership made a distribution of $1,350,090 ($18.00 per Interest) to the holders of Limited Partnership Interests for the first quarter of 1996. This distribution includes a regular quarterly distribution of $6.00 per Interest from Net Cash Receipts and a special distribution of $12.00 per Interest from Net Cash Proceeds reserves.

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

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1995 for a more complete understanding of the Partnership's financial position.

Operations
- ----------

Summary of Operations
- ---------------------

The Partnership received settlement income in February 1996 related to litigation with the seller of Deer Oaks Apartments and operations at several of the Partnership's properties improved in 1996. In addition, the North Cove Apartments, which recognized a loss for financial statement purposes during the quarter ended March 31, 1995, was sold in June 1995. These are the primary reasons the Partnership generated higher net income for the quarter ended March 31, 1996 when compared to the same period in 1995. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
- ---------------------

Discussions of fluctuations between 1996 and 1995 refer to the quarters ended March 31, 1996 and 1995.

The sale of North Cove Apartments in June 1995 resulted in decreases in rental and service income, interest expense on mortgage notes payable, depreciation, property operating expenses, real estate taxes and property management fees during 1996 as compared to 1995. Decreases in certain of these items were also affected by the events described below.

Higher occupancy rates at certain of the Partnership's properties during 1996 were offset by the June 1995 sale of the North Cove Apartments. As a result, rental and service income and, correspondingly, property management fees decreased, compared to 1995.

Due to lower interest rates and lower average cash balances as a result of a special distribution to Limited Partners in October 1995, interest income on short-term investments decreased during 1996 as compared to 1995.

The Partnership reached a settlement with the seller of the Deer Oaks Apartments in February 1996 and received $208,250 of settlement income relating primarily to amounts due from the seller under the management and guarantee agreement.

Lower accounting fees resulted in a decrease in administrative expense during 1996 as compared to 1995.

During 1995, the Partnership recognized an extraordinary gain on forgiveness of debt of $40,653 in connection with the settlement reached with the seller of the Springs Pointe and Desert Sands apartment complexes.

Liquidity and Capital Resources
- -------------------------------

The cash position of the Partnership increased by approximately $495,000 as of March 31, 1996 when compared to December 31, 1995. Cash flow of approximately $999,000 was provided by operating activities during 1996 consisting primarily of cash flow from the operations of the Partnership's properties, interest income on short-term investments and settlement income received from the seller of the Deer Oaks Apartments, which were partially offset by the payment of administrative expenses. Cash used in financing activities of approximately $504,000 consisted of distributions to the Limited Partners and principal payments on mortgage notes payable.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During 1996 and 1995, all of the Partnership's seven remaining properties generated positive cash flow. The North Cove Apartments, which was sold in June 1995, generated a marginal cash flow deficit during 1995 prior to its sale. As of March 31, 1996, the occupancy rates of the Partnership's properties ranged from 92% to 100%.

While the cash flow of certain of the Partnership's properties have improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties including improving operating performance and seeking rent increases where market conditions allow.

The General Partner believes that the market for multifamily housing properties has become increasingly favorable to sellers of these properties. Currently, the Partnership is preparing to market two properties for sale, is actively marketing an additional three properties and has entered into contracts to sell the Desert Sands Village and Eagle Crest - Phase I apartment complexes for sale prices of $14,579,423 and $9,270,000, respectively. If current market conditions remain favorable and the General Partner can obtain appropriate sale prices, the Partnership's liquidation strategy may be accelerated.

Although an affiliate of the General Partner has, in certain circumstances, provided loans for certain properties of the Partnership, there can be no assurance that loans of these types will be available from either an affiliate or the General Partner in the future. During 1997, approximately $734,000 of loan financing on the Walnut Ridge - Phase II Apartments from an affiliate of the General Partner matures.

Each of the Partnership's properties is owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. The Partnership has no third party financing which matures prior to 1998.

In April 1996, the Partnership paid $1,350,090 ($18.00 per Interest) to Limited Partners representing the quarterly distribution for the first quarter of 1996. This distribution includes a regular quarterly distribution of $6.00 per Interest from Net Cash Receipts and a special distribution of $12.00 per Interest from Net Cash Proceeds reserves. The level of the regular quarterly distribution increased from the amount distributed for the fourth quarter of 1995 as a result of improved cash flow from the Partnership's properties. To date, investors have received distributions of Net Cash Receipts of $81.50 and Net Cash Proceeds of $179.00, totaling $260.50 per $1,000 Interest, as well as certain tax benefits. The General Partner expects to continue quarterly distributions to Limited Partners based on the current performance of the Partnership's properties. However, the level of future distributions will depend on cash flow from the Partnership's remaining properties, and proceeds from future property sales, as to all of which there can be no assurances. In light of results to date and current market conditions, the General Partner does not anticipate that investors will recover all of their original investment.

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

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

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

(10) Material Contracts:

(i) Agreement of Sale relating to the sale of North Cove Apartments previously filed as Exhibit (2) to the Registrant's Current Report on Form 8-K dated April 24, 1995 is incorporated herein by reference.

(ii) Agreement of Sale and attachment thereto relating to the sale of Desert Sands Village Apartments previously filed as Exhibit (2)(a) to the Registrant's Current Report on Form 8-K dated April 23, 1996, is incorporated herein by reference.

(iii) Agreement of Sale and attachment thereto relating to the sale of Eagle Crest - Phase I Apartments previously filed as Exhibit (2)(b) to the Registrant's Current Report on Form 8-K dated April 23, 1996, is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the quarter ending March 31, 1996 is attached hereto.

(b) Reports on Form 8-K: A Current Report on Form 8-K dated April 23, 1996 was filed reporting the contracts to sell the Desert Sands Village Apartments in Phoenix, Arizona and the Eagle Crest - Phase I Apartments in Irving, Texas.

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



Date:  May 15, 1996
      --------------------------