Form 10-Q
period 1996-06-30
BALCOR REALTY INVESTORS 83
filed 1996-08-19
CIK 705959

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
                                  (Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1996
                               -------------
OR

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

                                   BALANCE SHEETS
                         June 30, 1996 and December 31, 1995
                                     (Unaudited)

                                       ASSETS

                                                    1996             1995
                                              --------------   --------------
   Cash and cash equivalents                  $   7,720,039    $   2,734,729
   Escrow deposits                                  987,877        1,694,777
   Accounts and accrued interest receivable         241,722           64,523
   Prepaid expenses                                 310,467          184,700
   Deferred expenses, net of accumulated
     amortization of $548,667 in 1996 and
     $702,304 in 1995                               506,017          648,778
                                              --------------   --------------
                                                  9,766,122        5,327,507
                                              --------------   --------------
   Investment in real estate
     Land                                         7,442,093        8,885,606
     Buildings and improvements                  44,643,808       54,739,601
                                              --------------   --------------
                                                 52,085,901       63,625,207
     Less accumulated depreciation               22,611,079       26,928,743
                                              --------------   --------------
   Investment in real estate, net of
     accumulated depreciation                    29,474,822       36,696,464
                                              --------------   --------------
                                              $  39,240,944    $  42,023,971
                                              ==============   ==============

                     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

   Accounts payable                           $      82,256    $     141,244
   Due to affiliates                                 46,446           24,811
   Accrued liabilities, principally real
     estate taxes                                   437,802          938,309
   Security deposits                                212,727          260,819
   Mortgage note payable - affiliate                734,154          734,154
   Mortgage notes payable                        36,408,333       45,673,057
                                              --------------   --------------
        Total liabilities                        37,921,718       47,772,394
                                              --------------   --------------
   Limited Partners' capital (deficit)
     (75,005 Interests issued and
     outstanding)                                 4,360,420       (2,269,466)
   General Partner's deficit                     (3,041,194)      (3,478,957)
                                              --------------   --------------
   Total partners' capital (deficit)              1,319,226       (5,748,423)
                                              --------------   --------------
                                              $  39,240,944    $  42,023,971
                                              ==============   ==============

   The accompanying notes are an integral part of the financial statements.

                             BALCOR REALTY INVESTORS-83
                          (An Illinois Limited Partnership)

                          STATEMENTS OF INCOME AND EXPENSES
                   for the six months ended June 30, 1996 and 1995
                                     (Unaudited)

                                                    1996             1995
                                              --------------   --------------
   Income:
     Rental and service                       $   7,014,806    $   7,940,287
     Interest on short-term investments              83,995          220,603
     Settlement income                              208,250
                                              --------------   --------------
       Total income                               7,307,051        8,160,890
                                              --------------   --------------
   Expenses:
     Interest on mortgage notes payable           1,788,573        2,239,699
     Depreciation                                   799,056          975,972
     Amortization of deferred expenses               85,936           85,738
     Property operating                           2,574,272        3,060,716
     Real estate taxes                              602,565          712,056
     Property management fees                       346,323          398,323
     Administrative                                 280,730          304,601
                                              --------------   --------------
       Total expenses                             6,477,455        7,777,105
                                              --------------   --------------
   Income before gain on sale of property
     and extraordinary items                        829,596          383,785

   Gain on sale of property                       7,982,491        2,711,565
                                              --------------   --------------
   Income before extraordinary items              8,812,087        3,095,350
                                              --------------   --------------
   Extraordinary items:
     Gain on forgiveness of debt                                      40,653
     Debt extinguishment expenses                   (56,825)         (99,153)
                                              --------------   --------------
       Total extraordinary items                    (56,825)         (58,500)
                                              --------------   --------------
   Net income                                 $   8,755,262    $   3,036,850
                                              ==============   ==============
   Income before extraordinary items
     allocated to General Partner             $     440,604    $     154,768
                                              ==============   ==============
   Income before extraordinary items
     allocated to Limited Partners            $   8,371,483    $   2,940,582
                                              ==============   ==============
   Income before extraordinary items
     per Limited Partnership Interest
     (75,005 issued and outstanding)          $      111.61    $       39.21
                                              ==============   ==============

                             BALCOR REALTY INVESTORS-83
                          (An Illinois Limited Partnership)

                          STATEMENTS OF INCOME AND EXPENSES
                   for the six months ended June 30, 1996 and 1995
                                     (Unaudited)
                                     (Continued)


                                                    1996            1995
                                              --------------   --------------
   Extraordinary items allocated to
     General Partner                          $      (2,841)   $      (2,925)
                                              ==============   ==============
   Extraordinary items allocated to
     Limited Partners                         $     (53,984)   $     (55,575)
                                              ==============   ==============
   Extraordinary items per Limited
     Partnership Interest (75,005
     issued and outstanding)                  $       (0.72)   $       (0.74)
                                              ==============   ==============

   Net income allocated to General Partner    $     437,763    $     151,843
                                              ==============   ==============
   Net income allocated to Limited Partners   $   8,317,499    $   2,885,007
                                              ==============   ==============
   Net income per Limited Partnership Interest
       (75,005 issued and outstanding)        $      110.89    $       38.47
                                              ==============   ==============
   Distributions to Limited Partners          $   1,687,613    $     675,046
                                              ==============   ==============
   Distributions per Limited Partnership
     Interest (75,005 issued and
     outstanding)                             $       22.50    $        9.00
                                              ==============   ==============

   The accompanying notes are an integral part of the financial statements.

                             BALCOR REALTY INVESTORS-83
                          (An Illinois Limited Partnership)

                          STATEMENTS OF INCOME AND EXPENSES
                    for the quarters ended June 30, 1996 and 1995
                                     (Unaudited)

                                                    1996             1995
                                              --------------   --------------
   Income:
     Rental and service                       $   3,418,444    $   3,921,590
     Interest on short-term investments              39,799          106,456
                                              --------------   --------------
       Total income                               3,458,243        4,028,046
                                              --------------   --------------
   Expenses:
     Interest on mortgage notes payable             876,460        1,098,152
     Depreciation                                   389,329          478,737
     Amortization of deferred expenses               41,121           43,742
     Property operating                           1,316,992        1,571,839
     Real estate taxes                              310,441          345,687
     Property management fees                       168,546          197,343
     Administrative                                 166,953          173,539
                                              --------------   --------------
       Total expenses                             3,269,842        3,909,039
                                              --------------   --------------
   Income before gain on sale of property
     and extraordinary item                         188,401          119,007

   Gain on sale of property                       7,982,491        2,711,565
                                              --------------   --------------
   Income before extraordinary item               8,170,892        2,830,572

   Extraordinary item:
     Debt extinguishment expenses                   (56,825)         (99,153)
                                              --------------   --------------
   Net income                                 $   8,114,067    $   2,731,419
                                              ==============   ==============
   Income before extraordinary item
     allocated to General Partner             $     408,544    $     141,529
                                              ==============   ==============
   Income before extraordinary item
     allocated to Limited Partners            $   7,762,348    $   2,689,043
                                              ==============   ==============
   Income before extraordinary item
     per Limited Partnership Interest
     (75,005 issued and outstanding)          $      103.49    $       35.85
                                              ==============   ==============
   Extraordinary item allocated to
     General Partner                          $      (2,841)   $      (4,958)
                                              ==============   ==============
   Extraordinary item allocated to
     Limited Partners                         $     (53,984)   $     (94,195)
                                              ==============   ==============

                             BALCOR REALTY INVESTORS-83
                          (An Illinois Limited Partnership)

                          STATEMENTS OF INCOME AND EXPENSES
                    for the quarters ended June 30, 1996 and 1995
                                     (Unaudited)
                                     (Continued)

                                                    1996             1995
                                              --------------   --------------
   Extraordinary item per Limited
     Partnership Interest (75,005
     issued and outstanding)                  $       (0.72)   $       (1.26)
                                              ==============   ==============

   Net income allocated to General Partner    $     405,703    $     136,571
                                              ==============   ==============
   Net income allocated to Limited Partners   $   7,708,364    $   2,594,848
                                              ==============   ==============
   Net income per Limited Partnership Interest
       (75,005 issued and outstanding)        $      102.77    $       34.59
                                              ==============   ==============
   Distribution to Limited Partners           $   1,350,090    $     337,523
                                              ==============   ==============
   Distribution per Limited Partnership
     Interest (75,005 issued and
     outstanding                              $       18.00    $        4.50
                                              ==============   ==============

The accompanying notes are an integral part of the financial statements.

                             BALCOR REALTY INVESTORS-83
                          (An Illinois Limited Partnership)

                              STATEMENTS OF CASH FLOWS
                   for the six months ended June 30, 1996 and 1995
                                     (Unaudited)

                                                    1996             1995
                                              --------------   --------------
   Operating activities:
     Net income                               $   8,755,262    $   3,036,850
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Gain on forgiveness of debt                                 (40,653)
         Debt extinguishment expenses                56,825           99,153
         Gain on sale of property                (7,982,491)      (2,711,565)
         Depreciation of properties                 799,056          975,972
         Amortization of deferred expenses           85,936           85,738
         Net change in:
           Escrow deposits                          706,900          267,303
           Accounts and accrued interest
             receivable                            (177,199)         (70,674)
           Prepaid expenses                        (125,767)        (194,326)
           Accounts payable                         (58,988)         (17,773)
           Due to affiliates                         21,635          (65,019)
           Accrued liabilities, principally
             real estate taxes                     (500,507)        (733,955)
           Security deposits                        (48,092)         (38,353)
                                              --------------   --------------
     Net cash provided by operating activities    1,532,570          592,698
                                              --------------   --------------
   Investing activities:
     Redemption of restricted investment                             700,000
     Proceeds from sale of real estate           14,529,423          954,428
     Payment of selling costs                      (124,346)        (168,597)
                                              --------------   --------------
     Net cash provided by investing activities   14,405,077        1,485,831
                                              --------------   --------------
   Financing activities:
     Distributions to Limited Partners           (1,687,613)        (675,046)
     Repayment of mortgage note payable -
       affiliate                                                     (38,742)
     Proceeds from issuance of mortgage
       notes payable                                              11,980,000
     Repayment of mortgage note payable          (8,951,783)     (11,254,363)
     Principal payments on mortgage notes
       payable                                     (312,941)        (411,562)
     Payment of deferred expenses                                   (300,729)
                                              --------------   --------------
     Net cash used in financing activities      (10,952,337)        (700,442)
                                              --------------   --------------

   Net change in cash and cash equivalents        4,985,310        1,378,087
   Cash and cash equivalents at beginning
       of period                                  2,734,729        5,950,452
                                              --------------   --------------
   Cash and cash equivalents at end of period $   7,720,039    $   7,328,539
                                              ==============   ==============

   The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

A reclassification has been made to the previously reported 1995 statements in order to provide comparability with the 1996 statements. This reclassification has not changed the 1995 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1996 and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the six months ended June 30, 1996 and 1995, the Partnership incurred and paid interest expense on mortgage notes payable to non-affiliates of $1,748,967 and $2,199,290, respectively.

3. Transactions with affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1996 are:

                                           Paid
                                   -----------------------
                                     Six Months    Quarter      Payable
                                    ------------  ---------    ----------

   Reimbursement of expenses to
     the General Partner, at cost       $56,658    $34,082      $46,446


As of June 30, 1996, the Partnership has a $734,154 note payable outstanding to The Balcor Company ("TBC"), an affiliate of the General Partner. This loan relates to the Walnut Ridge - Phase II Apartments. During the six months ended June 30, 1996 and 1995, the Partnership incurred interest expense on the TBC loan of $39,606 and $40,409, and paid interest expense of $32,606 and $34,277, respectively. Interest expense of $7,000 was payable as of June 30, 1996 and is included in accrued liabilities on the balance sheet.

4. Property Sale:

In June 1996, the Partnership sold the Desert Sands Village Apartments in an all cash sale for $14,529,423. From the proceeds of the sale, the Partnership paid $8,951,783 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $124,346 in selling costs. The basis of the property was $6,422,586 which is net of accumulated depreciation of $5,116,720. For financial statement purposes, the Partnership recognized a gain of $7,982,491 from the sale of this property.

5. Extraordinary Item:

In connection with the sale of the Desert Sands Village Apartments in June 1996, the remaining unamortized deferred expenses in the amount of $56,825 were recognized as an extraordinary item and classified as debt extinguishment expense.

6. Subsequent Event:

In July 1996, the Partnership made a distribution of $5,775,385 ($77.00 per Interest) to the holders of Limited Partnership Interests. This amount includes the regular quarterly distribution of $6.00 per Interest from Net Cash Receipts, a special distribution from Net Cash Receipts reserves of $6.00 per Interest and a special distribution of Net Cash Proceeds of $65.00 per Interest from the June 1996 sale of the Desert Sands Village Apartments.

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Realty Investors-83 (the "Partnership") is a limited partnership formed in 1981 to invest in and operate income-producing real property. The Partnership raised $75,005,000 from sales of Limited Partnership Interests and utilized these proceeds to acquire eleven real property investments and a minority joint venture interest in one additional real property. Prior to 1996, four properties and the property in which the Partnership held a minority joint venture interest were sold or relinquished through foreclosure to the lenders. During 1996, the Partnership sold one additional property. The Partnership continues to operate its six remaining properties.

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

Operations
- ----------

Summary of Operations
- ---------------------

The Partnership recognized a substantially larger gain related to the sale of Desert Sands Village Apartments during June 1996 as compared to the gain recognized during June 1995 related to the sale of North Cove Apartments. This was the primary reason for the increase in net income for the six months and quarter ended June 30, 1996 as compared to the same periods in 1995. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
- ---------------------

Unless otherwise noted, discussions of fluctuations between 1996 and 1995 refer to both the six months and quarters ended June 30, 1996 and 1995.

The sale of North Cove Apartments in June 1995 resulted in decreases in rental and service income, interest expense on mortgage notes payable, depreciation, property operating expenses, real estate taxes and property management fees during 1996 as compared to 1995.

Due to lower average cash balances as a result of a special distribution to Limited Partners in October 1995, interest income on short-term investments decreased during 1996 as compared to 1995.

The Partnership reached a settlement with the seller of the Deer Oaks Apartments in February 1996 and received $208,250 of settlement income relating primarily to amounts due from the seller under the management and guarantee agreement.

In June 1996,  the Partnership  sold the  Desert Sands  Village Apartments  and recognized a gain on sale of $7,982,491. In connection with the sale, the Partnership fully amortized the remaining deferred expenses in the amount of $56,825. Additionally, in June 1995, the first mortgage loan collateralized by Deer Oaks Apartments was refinanced, and a prepayment penalty of $43,153 was incurred. Also in June 1995, the North Cove Apartments was sold and the remaining unamortized deferred expenses in the amount of $56,000 were recognized. For financial statement purposes, these three amounts were recognized as extraordinary items and classified as debt extinguishment expenses.

During 1995, the Partnership recognized an extraordinary gain on forgiveness of debt of $40,653 in connection with the settlement reached with the seller of the Springs Pointe and Desert Sands Village apartment complexes.

Liquidity and Capital Resources
- -------------------------------

The cash position of the Partnership increased by approximately $4,985,000 as of June 30, 1996 when compared to December 31, 1995 due primarily to the net proceeds received in connection with the June 1996 sale of the Desert Sands Village Apartments. Cash flow of approximately $1,533,000 was provided by operating activities during 1996 consisting primarily of cash flow from the operations of the Partnership's properties, interest income on short-term investments and settlement income received from the seller of the Deer Oaks Apartments, which were partially offset by the payment of administrative expenses. Cash provided by investing activities consisted of proceeds from the sale of Desert Sands Village Apartments of approximately $14,529,000 less selling costs of approximately $124,000. Cash used in financing activities consisted of distributions to the Limited Partners of approximately $1,688,000, the repayment of the mortgage note payable on Desert Sands Village Apartments of approximately $8,952,000 and principal payments of approximately $313,000 on mortgage notes payable.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During 1996 and 1995, all of the Partnership's six remaining properties generated positive cash flow. The North Cove Apartments, which was sold in June 1995, generated a marginal cash flow deficit during 1995 prior to its sale. The Desert Sands Village Apartments was sold in June 1996 and generated positive cash flow in 1996 and 1995. As of June 30, 1996, the occupancy rates of the Partnership's properties ranged from 94% to 97%.

While the cash flow of certain of the Partnership's properties have improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties including improving operating performance and seeking rent increases where market conditions allow.

The General Partner believes that the market for multifamily housing properties is favorable to sellers of these properties. During June 1996, the Partnership sold the Desert Sands Village Apartments. Currently, the Partnership has entered into a contract to sell the Walnut Ridge - Phase I and Phase II apartment complexes for a sale price of $20,000,000. The Partnership is actively marketing the remaining properties in its portfolio. If current market conditions remain favorable and the General Partner can obtain appropriate sale prices, the Partnership's liquidation strategy will be accelerated.

In June 1996, the Partnership sold the Desert Sands Village Apartments in an all cash sale for $14,529,423. From the proceeds of the sale, the Partnership paid $8,951,783 to the third party mortgage holder in full satisfaction of the first mortgage loan and paid $124,346 in selling costs. Pursuant to the terms of the sale, $500,000 of the proceeds will be retained by the Partnership until October 1996. The remainder of the proceeds were distributed to the Limited
Partners in July 1996. See Note 4 of Notes to Financial Statements for additional information.

Each of the Partnership's properties is owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. The Partnership has no third party financing which matures prior to 1998. During 1997, approximately $734,000 of loan financing on the Walnut Ridge - Phase II Apartments from an affiliate of the General Partner matures. As mentioned above, this property is currently under contract to be sold. Upon the sale of this property, the loan will be repaid with proceeds from the sale.

In July 1996, the Partnership made a distribution of $5,775,385 ($77.00 per Interest) to the holders of Limited Partnership Interests. This distribution includes a regular quarterly distribution of $6.00 per Interest from Net Cash Receipts, a special distribution of $6.00 per Interest from Net Cash Receipts reserves and a special distribution from Net Cash Proceeds of $65.00 per Interest in connection with the June 1996 sale of Desert Sands Village Apartments. The level of the regular quarterly distribution remained unchanged from the amount distributed for the first quarter of 1996. To date, including the July 1996 distribution, investors have received distributions of Net Cash Receipts of $93.50 and Net Cash Proceeds of $244.00, totaling $337.50 per $1,000 Interest, as well as certain tax benefits. The General Partner expects to continue quarterly distributions to Limited Partners based on the current performance of the Partnership's properties. However, the level of future distributions will depend on cash flow from the Partnership's remaining properties, and proceeds from future property sales, as to all of which there can be no assurances. In light of results to date and current market conditions, the General Partner does not anticipate that investors will recover all of their original investment.

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

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION


Item 5. Other Information
- --------------------------

Walnut Ridge Apartments, Phases I and II
- -----------------------------------------

As previously described, on June 28, 1996, the Partnership contracted to sell Walnut Ridge Apartments, Phases I and II, to an unaffiliated party, BH TFL, Inc., for a sale price of $20,000,000. Pursuant to the agreement of sale, the purchaser is required to deposit $200,000 into an escrow account as earnest money upon completion of the purchaser's due diligence review, which date has been extended upon the agreement of the Partnership and the purchaser from July 23, 1996 to August 14, 1996. The closing date of the sale has been extended from August 15, 1996 to September 19, 1996.

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

(10) Material Contracts:

(a) Agreement of Sale relating to the sale of North Cove Apartments previously filed as Exhibit (2) to the Registrant's Current Report on Form 8-K dated April 24, 1995 is incorporated herein by references.

(b)(i) Agreement of Sale and attachment thereto relating to the sale of Desert Sands Village Apartments previously filed as Exhibit (2)(a) to the Registrant's Current Report on Form 8-K dated April 23, 1996, is incorporated herein by reference.

(b)(ii) Master Amendment and Agreement dated May 22, 1996 relating to the sale of Desert Sands Village Apartments, is attached hereto.

(b)(iii) Master Amendment and Agreement #2 dated May 22, 1996 relating to the sale of Desert Sands Village Apartments, is attached hereto.

(b)(iv) Letter Agreement dated May 22, 1996 relating to the sale of Desert Sands Village Apartments, previously filed as Exhibit (99) to the Registrant's Current Report on Form 8-K dated June 28, 1996, is incorporated herein by reference.

(c)(i) Agreement of Sale and attachment thereto relating to the sale of the Walnut Ridge apartment complex, Phases I and II, previously filed as Exhibit
(2)(a) to the Registrant's Current Report on Form 8-K dated June 28, 1996 is incorporated herein by reference.

(c)(ii) Amendment to Agreement of Sale and Escrow Agreement relating to the sale of the Walnut Ridge apartment complex, Phases I and II, previously filed as Exhibit (2)(b) to the Registrant's Current Report on Form 8-K dated June 28, 1996 is incorporated herein by reference.

(c)(iii) Second Amendment to Agreement of Sale and Escrow Agreement dated July 23, 1996 relating to the sale of Walnut Ridge Apartments, Phases I and II, is attached hereto.

(27) Financial Data Schedule of the Registrant for the six month period ending June 30, 1996 is attached hereto.

(b) Reports on Form 8-K:

(i) A Current Report on Form 8-K dated April 23, 1996 was filed reporting the contracts to sell the Desert Sands Village Apartments in Phoenix, Arizona and the Eagle Crest - Phase I Apartments in Irving, Texas.

(ii) A Current Report on Form 8-K dated May 22, 1996 was filed reporting the cancellation of the contract to sell the Eagle Crest - Phase I Apartments in Irving, Texas.

(iii) A Current Report on Form 8-K dated June 28, 1996 was filed reporting the contract to sell the Walnut Ridge apartment complex, Phases I and II in Corpus Christi, Texas and the closing of the sale of the Desert Sands Village Apartments in Phoenix, Arizona.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              BALCOR REALTY INVESTORS-83



                              By: /s/ Thomas E. Meador
                                  -----------------------------
                                  Thomas E. Meador
                                  President and Chief Executive Officer
                                  (Principal Executive Officer) of Balcor
                                  Partners-XIII, the General Partner



                              By: /s/ Brian D. Parker
                                  ------------------------------
                                  Brian D. Parker
                                  Senior Vice President, and Chief Financial
                                  Officer (Principal Accounting and Financial
                                  Officer) of Balcor Partners-XIII, the
                                  General Partner



Date:  August 13, 1996
       --------------------------