Form 10-Q
period 1996-09-30
BALCOR REALTY INVESTORS 83
filed 1996-11-14
CIK 705959

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1996
                               ------------------
                                      OR

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

                                BALANCE SHEETS
                   September 30, 1996 and December 31, 1995
                                  (Unaudited)

                                    ASSETS

                                                  1996             1995
                                             --------------   --------------
Cash and cash equivalents                    $   2,445,998    $   2,734,729
Escrow deposits                                  1,264,351        1,694,777
Accounts and accrued interest receivable           248,757           64,523
Prepaid expenses                                   216,610          184,700
Deferred expenses, net of accumulated
  amortization of $584,865 in 1996 and
  $702,304 in 1995                                 469,819          648,778
                                             --------------   --------------
                                                 4,645,535        5,327,507
                                             --------------   --------------
Investment in real estate:
  Land                                           7,442,093        8,885,606
  Buildings and improvements                    44,643,808       54,739,601
                                             --------------   --------------
                                                52,085,901       63,625,207
  Less accumulated depreciation                 22,949,810       26,928,743
                                             --------------   --------------
Investment in real estate, net of
  accumulated depreciation                      29,136,091       36,696,464
                                             --------------   --------------
                                             $  33,781,626    $  42,023,971
                                             ==============   ==============

                       LIABILITIES AND PARTNERS' DEFICIT

Accounts payable                             $      83,567    $     141,244
Due to affiliates                                   67,157           24,811
Accrued liabilities, principally real
  estate taxes                                     663,354          938,309
Security deposits                                  229,672          260,819
Mortgage note payable - affiliate                  734,154          734,154
Mortgage notes payable                          36,289,971       45,673,057
                                             --------------   --------------
     Total liabilities                          38,067,875       47,772,394
                                             --------------   --------------
Limited Partners' deficit (75,005
  Interests issued and outstanding)             (1,253,551)      (2,269,466)
General Partner's deficit                       (3,032,698)      (3,478,957)
                                             --------------   --------------
Total partners' deficit                         (4,286,249)      (5,748,423)
                                             --------------   --------------
                                             $  33,781,626    $  42,023,971
                                             ==============   ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1996 and 1995
                                  (Unaudited)

                                                  1996             1995
                                             --------------   --------------
Income:
  Rental and service                         $  10,012,063    $  11,514,239
  Interest on short-term investments               119,126          319,197
  Settlement income                                208,250
                                             --------------   --------------
    Total income                                10,339,439       11,833,436
                                             --------------   --------------
Expenses:
  Interest on mortgage notes payable             2,550,062        3,124,280
  Depreciation                                   1,137,787        1,384,909
  Amortization of deferred expenses                122,134          127,977
  Property operating                             3,772,043        4,541,145
  Real estate taxes                                869,633          999,698
  Property management fees                         505,932          576,784
  Administrative                                   382,342          458,026
                                             --------------   --------------
                                                 9,339,933       11,212,819
                                             --------------   --------------
Income before gain on sale of property
  and extraordinary items                          999,506          620,617
Gain on sale of property                         7,982,491        2,711,565
                                             --------------   --------------
Income before extraordinary items                8,981,997        3,332,182
                                             --------------   --------------
Extraordinary items:
  Gain on forgiveness of debt                                        40,653
  Debt extinguishment expenses                     (56,825)         (99,153)
                                             --------------   --------------
    Total extraordinary items                      (56,825)         (58,500)
                                             --------------   --------------
Net income                                   $   8,925,172    $   3,273,682
                                             ==============   ==============
Income before extraordinary items
  allocated to General Partner               $     449,100    $     166,609
                                             ==============   ==============
Income before extraordinary items
  allocated to Limited Partners              $   8,532,897    $   3,165,573
                                             ==============   ==============
Income before extraordinary items
  per Limited Partnership Interest
  (75,005 issued and outstanding)            $      113.76    $       42.20
                                             ==============   ==============
Extraordinary items allocated to
  General Partner                            $      (2,841)   $      (2,925)
                                             ==============   ==============
Extraordinary items allocated to
  Limited Partners                           $     (53,984)   $     (55,575)
                                             ==============   ==============
Extraordinary items per Limited
  Partnership Interest (75,005
  issued and outstanding)                    $       (0.72)   $       (0.74)
                                             ==============   ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1996 and 1995
                                  (Unaudited)
                                  (Continued)

                                                   1996             1995
                                             --------------   --------------

Net income allocated to General Partner      $     446,259    $     163,684
                                             ==============   ==============
Net income allocated to Limited Partners     $   8,478,913    $   3,109,998
                                             ==============   ==============
Net income per Limited Partnership Interest
    (75,005 issued and outstanding)          $      113.04    $       41.46
                                             ==============   ==============
Distributions to Limited Partners            $   7,462,998    $   1,012,569
                                             ==============   ==============
Distributions per Limited Partnership
  Interest (75,005 issued and outstanding)   $       99.50    $       13.50
                                             ==============   ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1996 and 1995
                                  (Unaudited)

                                                  1996             1995
                                             --------------   --------------
Income:
  Rental and service                         $   2,997,257    $   3,573,952
  Interest on short-term investments                35,131           98,594
                                             --------------   --------------
    Total income                                 3,032,388        3,672,546
                                             --------------   --------------
Expenses:
  Interest on mortgage notes payable               761,489          884,581
  Depreciation                                     338,731          408,937
  Amortization of deferred expenses                 36,198           42,239
  Property operating                             1,197,771        1,480,429
  Real estate taxes                                267,068          287,642
  Property management fees                         159,609          178,461
  Administrative                                   101,612          153,425
                                             --------------   --------------
    Total expenses                               2,862,478        3,435,714
                                             --------------   --------------
Net income                                   $     169,910    $     236,832
                                             ==============   ==============
Net income allocated to General Partner      $       8,496    $      11,842
                                             ==============   ==============
Net income allocated to Limited Partners     $     161,414    $     224,990
                                             ==============   ==============
Net income per Limited Partnership Interest
    (75,005 issued and outstanding)          $        2.15    $        3.00
                                             ==============   ==============
Distribution to Limited Partners             $   5,775,385    $     337,523
                                             ==============   ==============
Distribution per Limited Partnership
  Interest (75,005 issued and outstanding)   $       77.00    $        4.50
                                             ==============   ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1996 and 1995
                                  (Unaudited)

                                                 1996             1995
                                             --------------   --------------
Operating activities:
  Net income                                 $   8,925,172    $   3,273,682
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Gain on forgiveness of debt                                   (40,653)
      Debt extinguishment expenses                  56,825           99,153
      Gain on sale of property                  (7,982,491)      (2,711,565)
      Depreciation of properties                 1,137,787        1,384,909
      Amortization of deferred expenses            122,134          127,977
      Net change in:
        Escrow deposits                            430,426          113,383
        Accounts and accrued interest
          receivable                              (184,234)        (164,251)
        Prepaid expenses                           (31,910)        (256,135)
        Accounts payable                           (57,677)         (34,645)
        Due to affiliates                           42,346          (49,125)
        Accrued liabilities, principally
          real estate taxes                       (274,955)        (500,511)
        Security deposits                          (31,147)         (28,658)
                                             --------------   --------------
  Net cash provided by operating activities      2,152,276        1,213,561
                                             --------------   --------------
Investing activities:
  Redemption of restricted investment                               700,000
  Proceeds from sale of real estate             14,529,423          954,428
  Payment of selling costs                        (124,346)        (168,597)
                                             --------------   --------------
  Net cash provided by investing activities     14,405,077        1,485,831
                                             --------------   --------------
Financing activities:
  Distributions to Limited Partners             (7,462,998)      (1,012,569)
  Repayment of mortgage note payable -
    affiliate                                                       (38,742)
  Proceeds from issuance of mortgage
    notes payable                                                11,980,000
  Repayment of mortgage note payable            (8,951,783)     (11,254,363)
  Principal payments on mortgage notes
    payable                                       (431,303)        (571,740)
  Payment of deferred expenses                                     (286,285)
                                             --------------   --------------
  Net cash used in financing activities        (16,846,084)      (1,183,699)
                                             --------------   --------------
Net change in cash and cash equivalents           (288,731)       1,515,693
Cash and cash equivalents at beginning
    of period                                    2,734,729        5,950,452
                                             --------------   --------------
Cash and cash equivalents at end of period   $   2,445,998    $   7,466,145
                                             ==============   ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

A reclassification has been made to the previously reported 1995 statements in order to provide comparability with the 1996 statements. This reclassification has not changed the 1995 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1996 and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the nine months ended September 30, 1996 and 1995, the Partnership incurred and paid interest expense on mortgage notes payable to non-affiliates of $2,491,333 and $3,067,269, respectively.

3. Transactions with affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1996 are:

                                           Paid
                                   -----------------------
                                    Nine Months    Quarter      Payable
                                    ------------  ---------    ----------

   Reimbursement of expenses to
     the General Partner, at cost     $75,521      $18,863      $67,157


As of September 30, 1996, the Partnership had a $734,154 note payable outstanding to The Balcor Company ("TBC"), an affiliate of the General Partner. This loan relates to the Walnut Ridge - Phase II Apartments. During the nine months ended September 30, 1996 and 1995, the Partnership incurred interest expense on the TBC loan of $58,729 and $57,011, and paid interest expense of $52,305 and $58,797, respectively. Interest expense of $6,424 was payable as of September 30, 1996 and is included in accrued liabilities on the balance sheet.

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

6. Subsequent Event:

In October 1996, the Partnership made a distribution of $450,030 ($6.00 per Interest) to the holders of Limited Partnership Interests for the third quarter of 1996.

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

Operations
----------

Summary of Operations
---------------------

The Partnership recognized a higher gain related to the sale of Desert Sands Village Apartments in June 1996 as compared to the gain related to the sale of North Cove Apartments in June 1995. This was the primary reason for the increase in net income for the nine months ended September 30, 1996 as compared to the same period in 1995. In addition, primarily as a result of the sale of Desert Sands Village, net income decreased slightly during the quarter ended September 30, 1996 as compared to the same period in 1995. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
---------------------

Unless otherwise noted, discussions of fluctuations between 1996 and 1995 refer to the nine months and quarters ended September 30, 1996 and 1995.

The sale of Desert Sands Village Apartments in June 1996 and North Cove Apartments in June 1995 resulted in decreases in rental and service income, interest expense on mortgage notes payable, depreciation, property operating expenses, real estate taxes and property management fees during 1996 as compared to 1995.

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

Primarily as a result of lower accounting and legal fees, administrative expenses decreased during 1996 as compared to 1995. Higher printing, postage and investor processing costs incurred in connection with the Partnership's response to a tender offer during 1996 partially offset this decrease.

In June 1996 and June 1995, the Partnership sold the Desert Sands Village Apartments and the North Cove Apartments, respectively, and recognized gains on sales of $7,982,491 and $2,711,565, respectively. In connection with the sale of Desert Sands, the Partnership fully amortized the remaining deferred expenses in the amount of $56,825. Additionally, in June 1995, the first mortgage loan collateralized by Deer Oaks Apartments was refinanced, and a prepayment penalty of $43,153 was incurred. In connection with the sale of North Cove, the remaining unamortized deferred expenses in the amount of $56,000 were fully amortized in 1995. For financial statement purposes, these three amounts were recognized as extraordinary items and classified as debt extinguishment expenses.

During 1995, the Partnership recognized an extraordinary gain on forgiveness of debt of $40,653 in connection with the settlement reached with the seller of the Springs Pointe and Desert Sands Village apartment complexes.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $289,000 as of September 30, 1996 when compared to December 31, 1995. Cash flow of approximately $2,152,000 was provided by operating activities during 1996 consisting primarily of cash flow from the operations of the Partnership's properties, interest income on short-term investments and settlement income received from the seller of the Deer Oaks Apartments, which were partially offset by the payment of administrative expenses. Cash provided by investing activities consisted of proceeds from the sale of Desert Sands Village Apartments of approximately $14,529,000 less selling costs of approximately $124,000. Cash used in financing activities consisted of distributions to the Limited Partners of approximately $7,463,000, the repayment of the mortgage note payable on Desert Sands Village Apartments of approximately $8,952,000 and principal payments of approximately $431,000 on mortgage notes payable.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During 1996 and 1995, all of the Partnership's six remaining properties generated positive cash flow. North Cove Apartments, which was sold in June 1995, generated a marginal cash flow deficit during 1995 prior to its sale. The Desert Sands Village Apartments was sold in June 1996 and generated positive cash flow in 1995 and prior to its sale in 1996. As of September 30, 1996, the occupancy rates of the Partnership's properties ranged from 93% to 96%.

While the cash flow of certain of the Partnership's properties have improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties including improving operating performance and seeking rent increases where market conditions allow.

The General Partner believes that the market for multifamily housing properties is favorable to sellers of these properties and has accelerated the Partnership's liquidation strategy. During June 1996, the Partnership sold the Desert Sands Village Apartments. Currently, the Partnership has entered into contracts to sell the Sandridge - Phase II, Springs Pointe, and Walnut Ridge - Phase I and Phase II apartment complexes for sale prices of $5,250,000, $20,166,667, and $19,475,000, respectively. Additionally, the Partnership is actively marketing the two remaining properties in its portfolio.

The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership. In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency arises, reserves may be held by the Partnership for a longer period of time.

In June 1996, the Partnership sold the Desert Sands Village Apartments in an all cash sale for $14,529,423. From the proceeds of the sale, the Partnership paid $8,951,783 to the third party mortgage holder in full satisfaction of the first mortgage loan and paid $124,346 in selling costs. Pursuant to the terms of the sale, the Partnership was required to hold back $500,000 of the sale proceeds until October 1996. The remainder of the proceeds were distributed as a special distribution to the Limited Partners in July 1996. The full amount of the holdback was released in October 1996. See Note 4 of Notes to Financial Statements for additional information.

Each of the Partnership's properties is owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. The Partnership has no third party financing which matures prior to 1998. During 1997, approximately $734,000 of loan financing on the Walnut Ridge - Phase II Apartments from an affiliate of the General Partner matures. As mentioned above, this property is currently under contract to be sold. Upon the sale of this property, the loan is expected to be repaid with proceeds from the sale.

In October 1996, the Partnership made a distribution of $450,030 ($6.00 per Interest) to the holders of Limited Partnership Interests for the third quarter of 1996. The level of the regular quarterly distribution remained unchanged from the amount distributed for the second quarter of 1996. To date, including the October 1996 distribution, Limited Partners have received distributions of Net Cash Receipts of $99.50 and Net Cash Proceeds of $244.00, totaling $343.50 per $1,000 Interest, as well as certain tax benefits. The General Partner expects to continue quarterly distributions to Limited Partners based on the current performance of the Partnership's properties. However, the level of future distributions will depend on cash flow from the Partnership's remaining properties, and proceeds from future property sales, as to all of which there can be no assurances. In light of results to date and current market conditions, the General Partner does not anticipate that investors will recover all of their original investment.

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

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

Proposed class action
---------------------

On August 30, 1996, a proposed class action complaint was filed, Lenore Klein vs. Lehman Brothers, Inc., et al. (Superior Court of New Jersey, Law Division, Union County, Docket No. Unn-L-5162-96). The Partnership, additional limited partnerships which were sponsored by The Balcor Company (together with the Partnership, the "Affiliated Partnerships"), American Express Company, Lehman Brothers, Inc., additional limited partnerships sponsored by the predecessor of Lehman Brothers, Inc. (together with the Partnership and the Affiliated Partnerships, the "Defendant Partnerships") and Smith Barney Holdings, Inc. are the named defendants in the action. The complaint was amended on October 18, 1996 to add additional plaintiffs. The amended complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation, breach of contract, breach of fiduciary duty and violation of certain New Jersey statutes relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The amended complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest accrued thereon; general damages for injuries arising from the defendants' actions; equitable relief, including rescission, on certain counts; punitive damages; treble damages on certain counts; recovery from the defendants of all profits received by them as a result of their actions relating to the Defendant Partnerships; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. Management of each of the defendants believes they have meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Partnership.



Item 5.  Other Information
--------------------------

Sandridge Apartments, Phase II
------------------------------

As previously reported, on August 27, 1996, the Partnership contracted to sell Sandridge Apartments, Phase II, Pasadena, Texas, to an unaffiliated party, Alliance Holdings, L.L.C., an Illinois limited liability company for a sale price of $5,250,000. The purchaser has exercised its option to extend the closing date to December 30, 1996 and has deposited an additional $75,000 in earnest money, which amount is non-refundable in the event the sale does not close.

Springs Pointe Apartments
-------------------------

In 1982, the Partnership acquired Springs Pointe Apartments, Las Vegas, Nevada, utilizing approximately $7,833,000 of offering proceeds. The property was acquired subject to first mortgage financing of $12,055,000. The first mortgage loan was refinanced in 1986 with a new first mortgage loan in the amount of $12,100,000.

In September 1996, the Partnership contracted to sell the property to an unaffiliated party AIMCO Properties, L.P., a Delaware limited partnership ("AIMCO"), for a sale price of $20,046,011. AIMCO was obligated under the agreement of sale to deposit $344,729 into an escrow account as earnest money upon completion of its due diligence review. AIMCO failed to make the deposit and, as a result, the sale of the property to AIMCO was not consummated.

On November 5, 1996, the Partnership contracted to sell the property for a sale price of $20,166,667 to an unaffiliated party, DKS Associates. The purchaser has deposited $344,729 into an escrow account as earnest money. The remainder of the sale price will be payable in cash at closing, scheduled for December 16, 1996. Upon notice to the other party, no later than December 9, 1996, the Partnership and purchaser each have the right to extend the closing to January 9, 1996. From the proceeds of the sale, the Partnership will repay the outstanding balance of the first mortgage loan, which is expected to be approximately $10,667,000 at closing, and $201,667 to an unaffiliated party as a brokerage commission. The Partnership will receive the remaining proceeds of approximately $9,298,000, less closing costs. Of such proceeds, $344,729 will be retained by the Partnership and will not be available for use or distribution by the Partnership until 90 days after closing. Neither the General Partner nor any affiliate will receive a brokerage commission in connection with the sale of the property. The General Partner will be reimbursed by the Partnership for its actual expenses incurred in connection with the sale.

The purchaser has simultaneously contracted to purchase two properties adjacent to the property, one of which is owned by an affiliate of the General Partner (the "Affiliate") and one of which is owned by an unaffiliated party. A default by the purchaser, the Partnership or any other seller under any agreement of sale will be considered a default under all three agreements. If the agreements are terminated due to a default by the Partnership or another seller, the purchaser will be entitled to receive a return of its earnest money and interest accrued there to plus additional damages in an amount equal to the earnest money deposits. If the agreements are terminated due to a default by the purchaser, the Partnership and other sellers will retain all earnest money and interest accrued thereon. In the event the purchaser terminates any agreement, other than by a default, the other agreements will also be terminated, and the purchaser will receive a return of all earnest money previously deposited plus interest accrued thereon.

If the agreements are terminated due to a default by the unaffiliated seller, such seller is obligated to reimburse the Partnership and the Affiliate for any damages paid by them to the purchaser arising from the termination. If the agreements are terminated due to a default by the Partnership or Affiliate, such sellers are obligated to reimburse the unaffiliated seller for any damages paid to the purchaser arising from the termination.

The closing is subject to the satisfaction of numerous terms and conditions. There can be no assurance that all of the terms and conditions will be complied with and, therefore, it is possible the sale of the property may not occur.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits:

(4) Amended and Restated Certificate of Limited Partnership set forth as
Exhibit 4.1 to Amendment No._1 to Registrant's Registration Statement on Form_S-11 dated December 10, 1982 (Registration No._2-79043) and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended June_30, 1992 (Commission File No. 0-11805) are incorporated herein by reference.

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

(b)(ii) Master Amendment and Agreement dated May 22, 1996 relating to the sale of Desert Sands Village Apartments, previously filed as Exhibit (10)(b)(ii) to the Registrant's Report on form 10-Q for the quarter ended June 30, 1996 is incorporated herein by reference.

(b)(iii) Master Amendment and Agreement #2 dated May 22, 1996 relating to the sale of Desert Sands Village Apartments, previously filed as Exhibit
(10)(b)(iii) to the Registrant's Report on form 10-Q for the quarter ended June 30, 1996 is incorporated herein by reference.

(b)(iv) Letter Agreement dated May 22, 1996 relating to the sale of Desert Sands Village Apartments, previously filed as Exhibit (99) to the Registrant's Current Report on Form 8-K dated June 28, 1996, is incorporated herein by reference.

(c) Agreement of Sale and attachment thereto relating to the sale of Springs Pointe Apartments is attached hereto.

(d)(i) Agreement of Sale and attachment thereto relating to the sale of the Walnut Ridge apartment complex, Phases I and II, previously filed as Exhibit
(2)(a) to the Registrant's Current Report on Form 8-K dated October 7, 1996 is incorporated herein by reference.

(d)(ii) Amendment to Agreement of Sale relating to the sale of Walnut Ridge Apartments, Phases I and II, is attached hereto.

(27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1996 is attached hereto.

(99) Letter Agreement relating to the sale of the Sandridge Apartments, Phase II, in Pasadena, Texas, is attached hereto.

(b) Reports on Form 8-K:

(i) A Current Report on Form 8-K dated August 16, 1996 was filed reporting the cancellation of the contract to sell the Walnut Ridge apartment complex, Phases I and II in Corpus Christi, Texas, and the contract to sell Sandridge Apartments, Phase II in Pasadena, Texas.

(ii) A Current Report on Form 8-K dated September 11, 1996 was filed reporting the contract to sell the Walnut Ridge apartment complex, Phases I and II in Corpus Christi, Texas.

(iii) A Current Report on Form 8-K dated September 25, 1996 was filed reporting the contract to sell Springs Pointe Apartments in Las Vegas, Nevada, the cancellation of the contract to sell the Walnut Ridge apartment complex, Phases I and II in Corpus Christi, Texas, and the Second Modification Agreement to the contract to sell Sandridge Apartments, Phase II in Pasadena, Texas.

(iv) A Current Report on Form 8-K dated October 7, 1996 was filed reporting the contract to sell the Walnut Ridge apartment complex, Phases I and II in Corpus Christi, Texas.

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



                              By: /s/Jayne A. Kosik
                                  ------------------------------
                                  Jayne A. Kosik
                                  Vice President, and Chief Financial Officer
                                  (Principal Accounting Officer) of Balcor
                                  Partners-XIII, the
                                  General Partner



Date: November 14, 1996
      --------------------------