Form 10-K
period 1996-12-31
BALCOR REALTY INVESTORS 83
filed 1997-03-27
CIK 705959

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1996
                          -----------------
OR

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

The Registrant utilized the net offering proceeds to acquire eleven real property investments and a minority joint venture interest in an additional property. The Registrant has since disposed of seven of these properties, including the property in which the Registrant held a minority joint venture interest. As of December 31, 1996, the Registrant owns the five properties described under "Item 2. Properties". The Partnership Agreement provides that the proceeds of any sale or refinancing of the Registrant's properties will not be reinvested in new acquisitions.

The Registrant's remaining properties face various levels of competition for retention of their tenants from similar types of properties in the vicinities in which they are located. The Registrant has no plans to change the current use of or to renovate any of its remaining properties.

Real estate values, especially for good quality, well located property, increased significantly during 1996 due to a combination of readily available capital, low interest rates, and decreased vacancy rates resulting from steady demand and an acceptable level of new construction. While 1996 proved to be an excellent year to sell real estate, projected yields by buyers on new acquisitions have declined significantly due to competition and rising prices. Although there will be variances by asset class and geographic area, the investment climate is expected to remain strong for 1997. However, values could begin to level off as they approach replacement cost triggering new construction and an increase in capitalization rates.

The investment market for apartments was excellent during 1996 due to a number of factors. Investor interest was strong, driven primarily by institutions, as Real Estate Investment Trusts aggressively expanded their portfolios and pension funds viewed apartments as an attractive asset class due to their perceived low volatility and the emergence of large professional management companies. Operationally, existing apartment properties registered on a national basis occupancy in the mid 90's and rental rates increases of 3-4% in 1996. While above the rate of inflation, the rate of rental growth in 1996 was below that of the previous two years suggesting that the apartment cycle may have plateaued, especially as the impact of new construction in many areas is being felt. While 1997 is projected to be another solid year, values should begin to level off as capitalization rates move upward continuing a trend which began during the second half of 1996.

During 1996, the Registrant sold the Desert Sands and Sandridge - Phase II apartment complexes. During January 1997, the Registrant sold the Eagle Crest - Phase I, Springs Pointe Village and Walnut Ridge - Phases I and II apartment complexes. The Registrant is actively marketing its remaining property for sale.

The timing of the termination of the Registrant and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Registrant including, but not limited to, the lawsuits discussed in "Item 3. Legal Proceedings." In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Registrant for a longer period of time.

During June and November 1996, the Registrant sold the Desert Sands and Sandridge - Phase II apartment complexes in all cash sales for $14,529,423 and $5,250,000, respectively. During January 1997, the Registrant sold the Eagle Crest - Phase I, Springs Pointe Village and Walnut Ridge - Phases I and II apartment complexes in all cash sales for $9,508,000, $20,166,667 and $19,475,000, respectively. See "Item 7. Liquidity and Capital Resources" for additional information.

Activity for the purchase of limited partnership interests ("tender offers") has increased in real estate limited partnerships generally. Many of these tender offers have been made by investors seeking to make a profit from the purchase of the interests. In the event a tender offer is made for interests in the Registrant, the General Partner will issue a response to limited partners expressing the General Partner's opinion regarding the offer. Certain administrative costs will be incurred to respond to a tender offer. The General Partner cannot predict with any certainty what impact a tender offer will have on the operations or management of the Registrant.

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

Item 2. Properties
------------------

As of December 31, 1996, the Registrant, either directly or through joint ventures, owns the five properties described below, all of which are owned in fee simple.

Location                     Description of Property
--------                     -----------------------

San Antonio, Texas         * Deer Oaks Apartments: a 244-unit apartment
                             complex located on approximately 10 acres.

Irving, Texas             ** Eagle Crest Apartments - Phase I: a 296-unit
                             apartment complex located on approximately 12 acres.

Las Vegas, Nevada         ** Springs Pointe Village Apartments: a 484-unit
                             apartment complex located on approximately 27 acres.

Corpus Christi, Texas     ** Walnut Ridge Apartments - Phase I: a 380-unit
                             apartment complex located on approximately 11 acres.

Corpus Christi, Texas     ** Walnut Ridge Apartments - Phase II: a 324-unit
                             apartment complex located on approximately 9 acres.


* Owned by the Registrant through a joint venture with the seller.
See Note 7 of Notes to Financial Statements for additional information.

** This property was sold during January 1997. See Note 15 of Notes to Financial Statements for additional information.

Each of the properties is held subject to various mortgage loans as described in more detail in Note 5 of Notes to Financial Statements.

The average occupancy rates and effective average rent per unit for each of the last five years for the five properties owned by the Registrant at December 31, 1996, are described below. Apartment units in these properties are rented with leases of one year or less, with no tenant occupying greater than ten percent of the property.


                                 1996      1995      1994      1993      1992
                               --------  --------  --------  -------   -------
Deer Oaks
  Occupancy rate                  94%       94%       95%       95%         96%
  Effective rent                 $527      $533      $535      $492        $446

Eagle Crest - Phase I
  Occupancy rate                  96%       97%       94%       94%         95%
  Effective rent                 $580      $560      $553      $528        $511

Springs Pointe Village
  Occupancy rate                  90%       94%       96%       98%         96%
  Effective rent                 $615      $607      $612      $556        $531

Walnut Ridge - Phase I
  Occupancy rate                  90%       92%       89%       94%         95%
  Effective rent                 $516      $490      $471      $478        $427

Walnut Ridge - Phase II
  Occupancy rate                  92%       95%       86%       95%         96%
  Effective rent                 $548      $530      $506      $498        $453

Real estate taxes incurred in 1996 for these properties totaled $942,853.

The Federal tax basis of the Registrant's properties totaled $34,233,758 as of December 31, 1996. For Federal income tax purposes, the acquisition costs of the properties are depreciated over useful lives ranging from 15 to 18 years, using the ACRS method. Other minor assets are depreciated over their applicable recovery periods.

In the opinion of the General Partner, the Registrant has provided for adequate insurance coverage for its real estate investment properties.

See Notes to Financial Statements for other information regarding real property investments.

Item 3.  Legal Proceedings
--------------------------

Proposed Class Action
---------------------

On February 29, 1996, a proposed class action complaint was filed, Raymond Masri vs. Lehman Brothers, Inc., et al., Case No. 96/103727 (Supreme Court of the State of New York, County of New York). The Registrant, additional limited partnerships which were sponsored by The Balcor Company, three limited partnerships sponsored by the predecessor of Lehman Brothers, Inc. (together with the Registrant and the affiliated partnerships, the "Defendant Partnerships"), Lehman Brothers, Inc. and Smith Barney Holdings, Inc. are defendants. The complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation and breach of fiduciary duty relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest accrued thereon; general damages for injuries arising from the defendants' alleged actions; recovery from the defendants of all profits received by them as a result of their alleged actions relating to the Defendant Partnerships; exemplary damages; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes it has meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Registrant.

Proposed Class Action
---------------------

On August 30, 1996, a proposed class action complaint was filed, Lenore Klein vs. Lehman Brothers, Inc., et al., Superior Court of New Jersey, Law Division, Union County, Docket No. Unn-L-5162-96). The Registrant, additional limited partnerships which were sponsored by The Balcor Company (together with the Partnership, the "Affiliated Partnerships"), American Express Company, Lehman Brothers, Inc., additional limited partnerships sponsored by the predecessor of Lehman Brothers, Inc. (together with the Registrant and the Affiliated Partnerships, the "Defendant Partnerships") and Smith Barney Holdings, Inc. are the named defendants in the action. The complaint was amended on October 18, 1996 to add additional plaintiffs. The amended complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation, breach of contract, breach of fiduciary duty and violation of certain New Jersey statutes relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The amended complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest; general damages for injuries arising from the defendants' alleged actions; equitable relief, including rescission, on certain counts; punitive damages; treble damages on certain counts; recovery from the defendants of all profits received by them as a result of their alleged actions relating to the Defendant Partnerships; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes it has meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Registrant.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1996.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
-------------------------------------------------------------------------
Matters
-------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop. For information regarding distributions, see "Item 7. Management's Discussion and Analysis and Results of Operations - Liquidity and Capital Resources".

As of December 31, 1996, the number of record holders of Limited Partnership Interests of the Registrant was 6,366.

Item 6. Selected Financial Data
-------------------------------

                                   Year ended December 31,
                  ------------------------------------------------------------
                    1996        1995          1994         1994         1993
                  ----------- ----------- ----------- ------------ -----------

Total income     $13,199,107  $15,442,492 $16,120,215 $16,565,748   $16,433,299
Income (loss)
 before gains
 on sale of
 properties and
 extraordinary
 items             1,335,402      734,890   (291,500)   (774,247)   (1,179,837)
Net income (loss) 11,374,454    3,387,955   1,108,900   2,994,111   (1,179,837)
Net income (loss)
 per Limited Part-
 nership Interest     144.07        42.91       14.05       37.92       (14.94)
 Total assets     32,876,002   42,023,971  55,306,162  58,987,183    60,133,453
Mortgage notes
 payable          33,955,105   46,407,211  56,248,201  58,567,203    62,635,603
Distributions per
 Limited Partner-
 ship Interest(A)     105.50        85.00       18.00        None          None

(A) These amounts included a distribution of Original Capital of $77.00 and $67.00 per Limited Partnership Interest for 1996 and 1995, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Operations
----------

Summary of Operations
---------------------

During 1996, Balcor Realty Investors-83 (the "Partnership") sold the Desert Sands Village and Sandridge - Phase II apartment complexes. As a result, the Partnership recognized significant gains for financial statement purposes which was the primary reason for the increase in net income during 1996 as compared to 1995. During 1995, the Partnership recognized a gain on the sale of the North Cove Apartments for financial statement purposes which was the primary reason for the increase in net income during 1995 and compared to 1994.
Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
---------------------

The Partnership sold the Desert Sands Village and Sandridge - Phase II apartment complexes in June and November 1996, respectively, and the North Cove Apartments in June 1995 which resulted in a decrease in rental and service income of approximately $2,517,000 during 1996 as compared to 1995. The decrease was partially offset by increases in rental and service income during 1996 at all of the Partnership's remaining properties totaling approximately $260,000.

Due to lower average cash balances as a result of special distributions made to Limited Partners in October 1995, and April and July 1996, interest income on short-term investments decreased during 1996 as compared to 1995.

The Partnership reached a settlement with the seller of the Deer Oaks Apartments in February 1996 and received $208,250 of settlement income relating primarily to amounts due from the seller under the management and guarantee agreement.

The sales of the Desert Sands Village and North Cove apartment complexes were the primary reasons for the decrease in interest expense on mortgage notes payable during 1996 as compared to 1995.

Depreciation expense decreased during 1996 as compared to 1995 primarily due to the sales of the Desert Sands Village and North Cove apartment complexes.

The sales of the Desert Sands Village and North Cove apartment complexes were the primary reasons for the decrease in property operating expenses during 1996 as compared to 1995. In addition, the Partnership incurred lower expenditures for floor coverings and painting and decorating at the Deer Oaks Apartments during 1996 due to lower tenant turnover, which contributed to the decrease in property operating expenses.

Real estate tax expense decreased during 1996 as compared to 1995 primarily due to the sales of the Desert Sands Village and North Cove apartment complexes.

The sales of the Desert Sands Village and North Cove apartment complexes were the primary reasons for the decrease in property management fees during 1996 as compared to 1995.

Primarily as a result of lower accounting, legal and consulting fees of approximately $218,000, administrative expense decreased during 1996 as compared to 1995. Higher printing, postage and investor processing costs of approximately $48,000 incurred in connection with the Partnership's response to a tender offer during 1996 partially offset this decrease.

During 1996, the Partnership sold the Desert Sands Village and Sandridge - Phase II apartment complexes and recognized gains for financial statement purposes in connection with the sales of $7,982,491 and $2,295,428, respectively.

During 1995, the Partnership recognized an extraordinary gain on forgiveness of debt of $40,653 in connection with the settlement reached with the seller of the Springs Pointe Village and Desert Sands Village apartment complexes.

During 1996, the Partnership wrote off the remaining unamortized deferred expenses in the amount of $95,134 and $56,825 in connection with the sales of the Sandridge - Phase II and Desert Sands Village apartment complexes, respectively. In addition, the Partnership paid a prepayment penalty of $71,525 in connection with the sale of Sandridge - Phase II. These amounts were recognized as debt extinguishment expenses and classified as extraordinary items for financial statement purposes.

1995 Compared to 1994
---------------------

The Partnership sold the North Cove Apartments in June 1995 which resulted in a decrease in rental and service income of approximately $1,527,000 during 1995 as compared to 1994. Higher rental rates at most of the Partnership's remaining properties during 1995 resulted in higher rental and service income of approximately $783,000, which partially offset the decrease.

Due to higher interest rates, interest income on short-term investments increased during 1995 as compared to 1994.

The sale of North Cove Apartments resulted in a decrease in interest expense on mortgage notes payable during 1995 as compared to 1994.

Depreciation expense decreased during 1995 as compared to 1994 due to the sale of North Cove Apartments.

Amortization expense decreased during 1995 as compared to 1994 as a result of lower deferred expenses relating to the Eagle Crest - Phase I new mortgage loan.

The North Cove Apartments sale was the primary reason for decreased property operating expenses during 1995 as compared to 1994.

Real estate taxes decreased during 1995 as compared to 1994 primarily due to the sale of North Cove Apartments.

The sale of North Cove Apartments resulted in a decrease in property management fees during 1995 as compared to 1994.

During 1995, the Partnership sold the North Cove Apartments and recognized a gain for financial statement purposes in connection with the sale of $2,711,565.

The Partnership incurred higher legal, consulting, printing and postage costs in connection with a tender offer during the fourth quarter of 1995. As a result, administrative expenses increased during 1995 as compared to 1994.

During 1994, the first mortgage loan collateralized by North Cove Apartments was refinanced, and the lender forgave deferred interest and a portion of the principal totaling $1,400,400. In connection with this transaction, the Partnership recognized an extraordinary gain on forgiveness of debt.

In June 1995, the first mortgage loan collateralized by Deer Oaks Apartments was refinanced, and a prepayment penalty of $43,153 was incurred. Also in June 1995, the North Cove Apartments was sold and the Partnership fully amortized the remaining deferred expenses related to the property of $56,000. These amounts have been recognized as extraordinary items and classified as debt extinguishment expenses for financial statement purposes.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased by approximately $2,213,000 as of December 31, 1996 when compared to December 31, 1995 primarily due to proceeds received from the sale of the Sandridge - Phase II Apartments in November 1996. Cash flow of approximately $3,146,000 was provided by operating activities during 1996 consisting primarily of cash flow from the operations of the Partnership's properties, interest income on short-term investments and settlement income received from the seller of the Deer Oaks Apartments, which were partially offset by the payment of administrative expenses. Cash provided by investing activities consisted of proceeds from the sale of the Desert Sands Village and Sandridge - Phase II apartment complexes of approximately $19,779,000 less selling costs of approximately $275,000. Cash used in financing activities consisted of distributions to the Limited Partners of approximately $7,913,000, principal payments of approximately $548,000 on mortgage notes payable, the repayment of mortgage notes payable of approximately $11,904,000 and the payment of a prepayment penalty of approximately $72,000 in connection with the sale of the Sandridge - Phase II Apartments. In addition, in January 1997 the Partnership made a special distribution of $2,625,175 to Limited Partners primarily from the proceeds from the sale of the Sandridge - Phase II Apartments in November 1996.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During 1996 and 1995, all of the Partnership's five remaining properties generated positive cash flow. North Cove Apartments generated a marginal cash flow deficit prior to its sale in June 1995. The Desert Sands Village and the Sandridge - Phase II apartment complexes were sold in June and November 1996, respectively, and generated positive cash flow in 1995 and prior to their sales in 1996. As of December 31 1996, the occupancy rates of the Partnership's properties ranged from 90% to 96%.

During 1996, the Partnership sold the Desert Sands Village and Sandridge - Phase II apartment complexes. During January 1997, the Partnership sold the Eagle Crest - Phase I, Springs Pointe Village and Walnut Ridge - Phases I and II apartment complexes. The Partnership is actively marketing the remaining property for sale. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in "Item 3. Legal Proceedings." In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

In June 1996, the Partnership sold the Desert Sands Village Apartments in an all cash sale for $14,529,423. From the proceeds of the sale, the Partnership paid $8,951,783 to the third party mortgage holder in full satisfaction of the first mortgage loan and paid $124,346 in selling costs. Pursuant to the terms of the sale, $500,000 of the proceeds was retained by the Partnership until October 1996. The remaining proceeds from this sale were distributed to Limited Partners in October 1996. See Note 10 of Notes to Financial Statements for additional information.

In November 1996, the Partnership sold the Sandridge - Phase II Apartments in an all cash sale for $5,250,000. From the proceeds of the sale, the Partnership paid $2,952,351 to the third party mortgage holder in full satisfaction of the first mortgage loan and paid $151,067 in selling costs and paid a prepayment penalty of $71,525. The remaining proceeds from the sale of this property were distributed to Limited Partners in January 1997. See Note 10 of Notes to Financial Statements for additional information.

In January 1997, the Partnership sold the Springs Pointe Village Apartments in an all cash sale for $20,166,667. From the proceeds of the sale, the Partnership paid $10,645,034 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $393,009 in selling costs. Pursuant to the terms of the sale, $344,729 of the proceeds will be retained by the Partnership until April 1997. The remaining proceeds from this sale are expected to be distributed in 1997. See Note 15 of Notes to Financial Statements for additional information.

In January 1997, the Partnership sold the Walnut Ridge - Phases I and II apartment complexes in an all cash sale for $19,475,000. The purchaser received a $300,000 credit against the purchase price for certain repairs at the property. From the proceeds of the sale, the Partnership paid $10,752,114 to the third party mortgage holder in full satisfaction of the first mortgage loans, repaid a $740,792 loan from an affiliate of the General Partner, including accrued interest, and paid $470,165 in selling costs. The remaining proceeds from this sale are expected to be distributed in 1997. See Note 15 of Notes to Financial Statements for additional information.

In January 1997, the Partnership sold the Eagle Crest - Phase I Apartments in an all cash sale for $9,508,000. From the proceeds of the sale, the Partnership paid $7,093,430 to the third party mortgage holder in full satisfaction of the first mortgage loan and paid $357,702 in selling costs and paid a prepayment penalty of $675,281. The remaining proceeds from this sale are expected to be distributed in 1997. See Note 15 of Notes to Financial Statements for additional information.

The Partnership currently has no third party financing which matures prior to 2002.

The General Partner made four distributions totaling $105.50, $85.00 and $18.00 per Interest in 1996, 1995 and 1994, respectively. Distributions were comprised of $28.50 of Net Cash Receipts and $77.00 of Net Cash Proceeds during 1996, $18.00 of Net Cash Receipts and $67.00 of Net Cash Proceeds during 1995 and $18.00 of Net Cash Receipts during 1994. Distributions from Net Cash Receipts increased between 1996 and 1995 due to improved property operations and the payment of a special distribution of $6.00 per Interest in July 1996 from Net Cash Receipts reserves.

In January 1997, the Partnership made a distribution of $3,075,205 ($41.00 per Interest) to the holders of Limited Partnership Interests. This amount includes the regular quarterly distribution from Net Cash Receipts of $6.00 per Interest for the fourth quarter of 1996 and a special distribution of Net Cash Proceeds of $35.00 per Interest primarily from proceeds received in connection with the sale of the Sandridge - Phase II Apartments in November 1996. The level of the regular quarterly distribution remained unchanged from the amount distributed for the third quarter of 1996. Including the January 1997 distribution, Limited Partners have received distributions of Net Cash Receipts of $105.50 and Net Cash Proceeds of $279.00, totaling $384.50 per $1,000 Interest, as well as certain tax benefits. Distributions in 1997 will be made principally from proceeds from property sales as discussed above. In light of results to date, the General Partner does not anticipate that investors will recover all of their original investment.

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

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                         December 31, 1996         December 31, 1995
                      -----------------------  -------------------------
                      Financial        Tax       Financial        Tax
                      Statements     Returns    Statements      Returns
                      ----------    ---------   ----------     ---------

Total assets         $32,876,002  $23,905,692  $42,023,971   $27,201,280
Partners' capital
(deficit):
  General Partner     (2,910,234) (4,532,565)  (3,478,957)   (4,314,868)
  Limited Partners       623,237  (5,329,139)  (2,269,466)  (14,860,814)
Net income:
  General Partner        568,723    (217,697)      169,398     1,134,204
  Limited Partners    10,805,731   17,444,702    3,218,557     6,161,448
  Per Limited Part-
    nership Interest      144.07       232.58        42.91         82.15


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

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Partners-XIII, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experiences of the executive officers and significant employees of the General Partner of the Registrant are as follows:

               TITLE                              OFFICERS
               -----                              --------
         Chairman, President and Chief         Thomas E. Meador
            Executive Officer
         Senior Vice President                 Alexander J. Darragh
         Senior Vice President                 James E. Mendelson
         Senior Vice President                 John K. Powell, Jr.
         Managing Director, Chief              Jayne A. Kosik
            Financial Officer, Treasurer
            and Assistant Secretary


Thomas E. Meador (age 49) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (age 42) joined Balcor in September 1988 and is responsible for due diligence analysis and real estate advisory services for Balcor and American Express Company. He also has supervisory responsibility for Balcor's environmental matters. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

James E. Mendelson (age 34) joined Balcor in July 1984 and is responsible for Balcor's property sales activities. He also has supervisory responsibility for Balcor's accounting, financial, treasury, investor services and investment administration functions. From 1989 to 1995, Mr. Mendelson was Vice President - Transaction Management and Vice President - Senior Transaction Manager and had responsibility for various asset management matters relating to real estate investments made by Balcor, including negotiations for the restructuring of mortgage loan investments. Mr. Mendelson received his M.B.A. degree from the University of Chicago.

John K. Powell, Jr. (age 46) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management function. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Jayne A. Kosik (age 39) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1996.

Item 11. Executive Compensation
-------------------------------

The Registrant paid $2,481 in 1996 with respect to one of the executive officers and directors of Balcor Partners-XIII, the General Partner. Certain of the remaining officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. The Registrant has not paid and does not propose to pay any remuneration to the remaining executive officers and directors of the General Partner. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 9 of Notes to Financial Statements for the information relating to transactions with affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

(a) The following entity is the sole Limited Partner which owns beneficially more then 5% of the outstanding Limited Partnership Interests of the
Registrant:

                           Name and         Amount and
                           Address of       Nature of
                           Beneficial       Beneficial
       Titled of Class     Owner            Ownership    Percent of Class
       ---------------   -----------       -----------  -----------------
       Limited             WIG 83            5,753.08           7.29%
       Partnership         Partners          Limited
       Interests           Chicago,          Partnership
                           Illinois          Interests

       Limited             Metropolitan      3,334.70           4.22%
       Partnership         Acquisition VII   Limited
       Interests           Greenville,       Partnership
                           South Carolina    Interests

While Metropolitan Acquisition VII owns less than 5% of the Interests, for purposes of this Item 12, Metropolitan Acquisition VII is an affiliate of WIG 83 Partners and, collectively, they own 11.51% of the Interests.

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

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

(a & b) See Note 4 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

See Note 9 of Notes to Financial Statements for information relating to transactions with affiliates.

(c) No management person is indebted to the Registrant.

(d) The Registrant has no outstanding agreements with any promoters.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------------------------------------------------------------------------

(a)
(1 & 2) See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

(3) Exhibits:

(3) The Amended and Restated Agreement of Limited Partnership set forth as
Exhibit 3 to Amendment No. 1 to the Registrant's Registration Statement on Form S-11 dated December 10, 1982 (Registration No. 2-79043) is incorporated herein by reference.

(4) Amended and Restated Certificate of Limited Partnership set forth as
Exhibit 4.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-11 dated December 10, 1982 (Registration No. 2-79043) and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1992 are incorporated herein by reference.

(10)(a) Agreement of Sale relating to the sale of North Cove Apartments previously filed as Exhibit (2) to Registrant's Current Report on Form 8-K dated April 24, 1995 is incorporated herein by reference.

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

(c)(i) Agreement of Sale and attachment thereto relating to the sale of Springs Pointe Village Apartments, previously filed as Exhibit (10)(c) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

(d)(i) Agreement of Sale and attachment thereto relating to the sale of the Walnut Ridge Apartments, Phases I and II, previously filed as Exhibit (2)(a) to the Registrant's Current Report on Form 8-K dated October 7, 1996 is incorporated herein by reference.

(d)(ii) Amendment to Agreement of Sale relating to the sale of Walnut Ridge Apartments, Phases I and II, previously filed as Exhibit (10)(d)(ii) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

(d)(iii) Second Amendment to Agreement of Sale relating to the sale of the Walnut Ridge Apartments, Phases I and II, previously filed as Exhibit (99) to the Registrant's Current Report on Form 8-K dated January 20, 1997 is incorporated herein by reference.

(e)(i) Agreement of Sale and attachments thereto relating to the Eagle Crest Apartments, Phase I, previously filed as Exhibit (2)(a) to the Registrant's Current Report on Form 8-K dated January 20, 1997 is incorporated herein by reference.

(e)(ii) Modification to Agreement of Sale relating to the Eagle Crest Apartments, Phase I, previously filed as Exhibit (2)(b) to the Registrant's Current Report on Form 8-K dated January 20, 1997 is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for 1996 is attached hereto.

(b) Reports on Form 8-K:

(i) A Current Report on Form 8-K dated October 7, 1996 was filed reporting the contract to sell the Walnut Ridge Apartments, Phases I and II, in Corpus Christi, Texas.

(ii) A Current Report on Form 8-K dated January 20, 1997 was filed reporting the contract to sell the Eagle Crest Apartments, Phase I, in Irving, Texas.

(c) Exhibits: See Item 14 (a)(3) above.

(d) Financial Statement Schedules: See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR REALTY INVESTORS-83


                         By: /s/Jayne A. Kosik
                             ------------------------------
                             Jayne A. Kosik
                             Managing Director and Chief
                             Financial Officer (Principal
                             Accounting Officer)
                             of Balcor Partners-XIII, the
                             General Partner

Date: March 24, 1997
      ------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                      Title                      Date
----------------------   -------------------------------   ----------------


                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Partners-XIII,
/s/Thomas E. Meador      the General Partner                March 24, 1997
--------------------                                        --------------
  Thomas E. Meador
                         Jayne A. Kosik
                         Managing Director and Chief
                         Financial Officer (Principal
                         Accounting Officer)
                         of Balcor Partners-XIII, the
 /s/Jayne A. Kosik       General Partner                    March 24, 1997
--------------------                                        --------------
   Jayne A. Kosik

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1996 and 1995

Statements of Partners' Capital (Deficit), for the years ended December 31, 1996, 1995 and 1994

Statements of Income and Expenses, for the years ended December 31, 1996, 1995 and 1994

Statements of Cash Flows, for the years ended December 31, 1996, 1995 and 1994

Notes to Financial Statements

Financial Statement Schedule:

III - Real Estate and Accumulated Depreciation, as of December 31, 1996.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Realty Investors-83 at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included herein.

As described in Note 2 to the financial statements, the Partnership Agreement provides for the dissolution of the Partnership upon the disposition of all its real estate interests. The Partnership is presently marketing for sale its remaining real estate asset. Upon disposition of its remaining real estate asset and resolution of the litigation described in Note 14 to the financial statements, the Partnership intends to cease operations and dissolve.


                                   COOPERS & LYBRAND L.L.P.

Chicago, Illinois
March 20, 1997

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1996 and 1995

                                    ASSETS

                                                 1996           1995
                                           -------------- --------------
Cash and cash equivalents                  $   4,948,152  $   2,734,729
Escrow deposits                                1,398,303      1,694,777
Accounts and accrued interest receivable          69,605         64,523
Prepaid expenses                                 116,589        184,700
Deferred expenses, net of accumulated
  amortization of $572,658 in 1996
  and $702,304 in 1995                           341,827        648,778
                                           -------------- --------------
                                               6,874,476      5,327,507
                                           -------------- --------------
Investment in real estate:
  Land                                         6,914,189      8,885,606
  Buildings and improvements                  40,057,396     54,739,601
                                           -------------- --------------
                                              46,971,585     63,625,207
  Less accumulated depreciation               20,970,059     26,928,743
                                           -------------- --------------
Investment in real estate, net of
  accumulated depreciation                    26,001,526     36,696,464
                                           -------------- --------------
                                           $  32,876,002  $  42,023,971
                                           ============== ==============

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accounts payable                           $      84,668  $     141,244
Due to affiliates                                111,221         24,811
Accrued liabilities, principaly real
  estate taxes                                   775,260        938,309
Security deposits                                236,745        260,819
Mortgage notes payable-affiliate                 734,154        734,154
Mortgage notes payable                        33,220,951     45,673,057
                                           -------------- --------------
     Total liabilities                        35,162,999     47,772,394
                                           -------------- --------------
Commitments and contingencies

Limited Partners' capital (deficit)
 (75,005 Interests issued and outstanding)       623,237     (2,269,466)
General Partner's deficit                     (2,910,234)    (3,478,957)
                                           -------------- --------------
     Total partners' deficit                  (2,286,997)    (5,748,423)
                                           -------------- --------------
                                           $  32,876,002  $  42,023,971
                                           ============== ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
             for the years ended December 31, 1996, 1995 and 1994


                                  Partners' Capital (Deficit) Accounts
                            --------------- ------------------------------
                                                 General        Limited
                                  Total          Partner        Partners
                            --------------- --------------- --------------

Balance at December 31, 1993$   (2,519,759) $   (3,703,800) $   1,184,041

Cash distributions to
  Limited Partners (A)          (1,350,092)                    (1,350,092)

Net income for the year
  ended December 31, 1994        1,108,900          55,445      1,053,455
                            --------------- --------------- --------------
Balance at December 31, 1994    (2,760,951)     (3,648,355)       887,404

Cash distributions to
  Limited Partners (A)          (6,375,427)                    (6,375,427)

Net income for the year
  ended December 31, 1995        3,387,955         169,398      3,218,557
                            --------------- --------------- --------------
Balance at December 31, 1995    (5,748,423)     (3,478,957)    (2,269,466)

Cash distributions to
  Limited Partners (A)          (7,913,028)                    (7,913,028)

Net income for the year
  ended December 31, 1996       11,374,454         568,723     10,805,731
                            --------------- --------------- --------------
Balance at December 31, 1996$   (2,286,997) $   (2,910,234) $     623,237
                            =============== =============== ==============



(A) Summary of cash distributions per Interest:

                                  1996            1995            1994
                            --------------- --------------- --------------

      First Quarter         $         4.50  $         4.50  $        4.50
      Second Quarter                 18.00            4.50           4.50
      Third Quarter                  77.00            4.50           4.50
      Fourth Quarter                  6.00           71.50           4.50

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1996, 1995 and 1994

                                 1996            1995            1994
                            --------------- --------------- --------------
Income:
  Rental and service        $   12,798,083  $   15,054,742  $  15,796,390
  Interest on short-term
    investments                    192,774         387,750        323,825
  Settlement income                208,250
                            --------------- --------------- --------------
    Total income                13,199,107      15,442,492     16,120,215
                            --------------- --------------- --------------
Expenses:
  Interest on mortgage
    notes payable                3,281,327       4,037,357      4,477,599
  Depreciation                   1,453,464       1,797,112      1,988,938
  Amortization of deferred
    expenses                       154,992         169,149        192,062
  Property operating             4,675,801       5,970,865      6,935,788
  Real estate taxes              1,133,389       1,300,427      1,446,103
  Property management fees         647,396         753,664        789,447
  Administrative                   517,336         679,028        581,778
                            --------------- --------------- --------------
    Total expenses              11,863,705      14,707,602     16,411,715
                            --------------- --------------- --------------
Income (loss) before gain
  on sales of properties and
  extraordinary items            1,335,402         734,890       (291,500)

Gain on sales of properties     10,262,536       2,711,565
                            --------------- --------------- --------------
Income (loss) before
  extraordinary items           11,597,938       3,446,455       (291,500)
                            --------------- --------------- --------------
Extraordinary Items:
  Gain on forgiveness of
    debt                                            40,653      1,400,400
  Debt extinguishment
    expenses                      (223,484)        (99,153)
                            --------------- --------------- --------------
  Total extraordinary items       (223,484)        (58,500)     1,400,400
                            --------------- --------------- --------------
Net income                  $   11,374,454  $    3,387,955  $   1,108,900
                            =============== =============== ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1996, 1995 and 1994
                                  (Continued)

                                  1996            1995           1994
                            --------------- --------------- --------------
Income (loss) before
  extraordinary items
  allocated to General
  Partner                   $      579,897  $      172,323  $     (14,575)
                            =============== =============== ==============
Income (loss) before
  extraordinary items
  allocated to Limited
  Partners                  $   11,018,041  $    3,274,132  $    (276,925)
                            =============== =============== ==============
Income (loss) before
  extraordinary items per
  Limited Partnership
  Interest (75,005 issued
  and outstanding)          $       146.90  $        43.65  $       (3.69)
                            =============== =============== ==============
Extraordinary items
  allocated to General
  Partner                   $      (11,174) $       (2,925) $      70,020
                            =============== =============== ==============
Extraordinary items
  allocated to Limited
  Partners                  $     (212,310) $      (55,575) $   1,330,380
                            =============== =============== ==============
Extraordinary items per
  Limited Partnership
  Interest (75,005 issued
  and outstanding)          $        (2.83) $        (0.74) $       17.74
                            =============== =============== ==============
Net income allocated to
  General Partner           $      568,723  $      169,398  $      55,445
                            =============== =============== ==============
Net income allocated to
  Limited Partners          $   10,805,731  $    3,218,557  $   1,053,455
                            =============== =============== ==============
Net income per Limited
  Partnership Interest
  (75,005 issued and
  outstanding)              $       144.07  $        42.91  $       14.05
                            =============== =============== ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1996, 1995 and 1994

                                 1996            1995            1994
                            --------------- --------------- --------------
Operating activities:
  Net income                $   11,374,454  $    3,387,955  $   1,108,900
  Adjustments to reconcile
   net income to net cash
   provided by operating
   activities:
     Gain on forgiveness of
       debt                                        (40,653)    (1,400,400)
     Debt extinguishment
       expenses                    223,484          99,153
     Gain on sales of
       properties              (10,262,536)     (2,711,565)
     Depreciation of
       properties                1,453,464       1,797,112      1,988,938
     Amortization of deferred
       expenses                    154,992         169,149        192,062
     Net change in:
       Escrow deposits             296,474        (134,235)      (367,273)
       Accounts and accrued
         interest receivable        (5,082)         33,323        (87,622)
       Prepaid expenses             68,111        (148,434)        73,987
       Accounts payable            (56,576)        (73,066)       (53,813)
       Due to affiliates            86,410         (49,247)       (37,417)
       Accrued liabilities        (163,049)       (303,409)       (82,335)
       Security deposits           (24,074)        (28,007)       (13,788)
                            --------------- --------------- --------------
  Net cash provided by
    operating activities         3,146,072       1,998,076      1,321,239
                            --------------- --------------- --------------
Investing activities:
  Redemption of restricted
    investment                                     700,000
  Improvements to properties                                     (110,424)
  Proceeds from sales of
    properties                  19,779,423         954,428
  Cost incurred in connection
    with sales of properties      (275,413)       (168,597)
                            --------------- --------------- --------------
  Net cash provided by or
    (used in) investing
    activities                  19,504,010       1,485,831       (110,424)
                            --------------- --------------- --------------

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1996, 1995 and 1994
                                  (Continued)

                                  1996            1995           1994
                            --------------- --------------- --------------
Financing activities:
  Distributions to Limited
    Partners                $   (7,913,028) $   (6,375,427) $  (1,350,092)
  Repayment of mortgage
    notes payable-affiliate                        (38,742)      (121,443)
  Proceeds from issuance of
    mortgage notes payable                      11,980,000      3,000,000
  Repayment of mortgage
    notes payable              (11,904,134)    (11,254,363)    (3,123,000)
  Principal payments on
    mortgage notes payable        (547,972)       (691,660)    (1,607,633)
  Payment of deferred
    expenses                                      (276,285)      (209,719)
  Payment of prepayment
    penalties                      (71,525)        (43,153)
                            --------------- --------------- --------------
  Net cash used in
    financing activities       (20,436,659)     (6,699,630)    (3,411,887)
                            --------------- --------------- --------------
Net change in cash and cash
  equivalents                    2,213,423      (3,215,723)    (2,201,072)
Cash and cash equivalents
  at beginning of year           2,734,729       5,950,452      8,151,524
                            --------------- --------------- --------------
Cash and cash equivalents
  at end of year            $    4,948,152  $    2,734,729  $   5,950,452
                            =============== =============== ==============

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

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold the Desert Sands Village and Sandridge - Phase II apartment complexes. During January 1997, the Partnership sold the Eagle Crest - Phase I, Springs Pointe Village and Walnut Ridge - Phases I and II apartment complexes. The Partnership is actively marketing the remaining property for sale. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 14 of Notes to the Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

3. Accounting Policies:

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

(c) Effective January 1, 1995, the Partnership adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". Under SFAS 121, the Partnership records its investments in real estate at the lower of cost or fair value, and periodically assesses, but not less than on an annual basis, possible impairment to the value of its properties. The General Partner estimates the fair value of its properties based on the current sales price less estimated closing costs. In the event the General Partner determines an impairment in value has occurred, and the carrying amount of the real estate asset will not be recovered, a provision is recorded to reduce the carrying basis of the property to its estimated fair value. The General Partner considers the method referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicate otherwise.

(d) Deferred expenses consist of loan modification and refinancing fees which are amortized over the terms of the respective agreements. Upon sale, any remaining balance is recognized as debt extinguishment expense and classified as an extraordinary item.

(e) The Financial Accounting Standard Board's Statement No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. Since quoted market prices are not available for the Partnership's financial instruments, fair values have been based on the current sales price less estimated closing costs. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in immediate settlement of the instrument. Statement No. 107 does not apply to all balance sheet items and excludes certain financial instruments and all non-financial instruments such as real estate and investment in joint ventures from its disclosure requirements.

(f) Revenue is recognized on an accrual basis in accordance with generally accepted accounting principles.

(g) Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less when purchased. Cash is held or invested in one financial institution.

(h) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(i) A reclassification has been made to the previously reported 1994 financial statements to conform with the classification used in 1996 and 1995. This reclassification has not changed the 1994 results.

4. Partnership Agreement:

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

5. Mortgage Notes Payable:

Mortgage notes payable at December 31, 1996 and 1995 consisted of the following:
                   Carrying   Carrying   Current     Final
Property           Amount of  Amount of   Inter-     Matur-  Current  Estimated
Pledged as         Notes at   Notes at    est        ity     Monthly   Balloon
Collateral         12/31/96   12/31/95    Rate %     Date    Payment   Payment
---------------   ---------  -----------  --------  ------   ------- ----------

Mortgage Notes Payable - Nonaffiliates:

Apartment Complexes:

Deer Oaks (A)    $4,730,373   $4,777,636   7.350%    2002   $33,071  $4,404,000
Desert Sands
 Village                (B)    9,034,548      (B)     (B)       (B)         (B)
Eagle Crest -
  Phase I (C)     7,093,430    7,140,577   9.621%    2002    61,008   6,776,000
Sandridge -
  Phase II              (D)    2,971,144      (D)     (D)       (D)         (D)
Springs Pointe
  Village (E)    10,645,034   10,902,316   6.498%    1998    79,845  10,209,000
Walnut Ridge -
  Phase I (E)     5,713,772    5,764,108   8.940%    2000    46,968   5,498,000
Walnut Ridge -
  Phase II (E)    5,038,342    5,082,728   8.940%    2000    41,416   4,848,000
                 ----------- -----------

  Subtotal       33,220,951   45,673,057
                 ----------- -----------

Mortgage Notes Payable - Affiliate:
Apartment Complex:
Walnut Ridge -
  Phase II (F)      734,154      734,154   10.50%    1997       (F)     734,000
                -----------  -----------
    Total       $33,955,105  $46,407,211
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

(B) In June 1996, this property was sold. See Note 10 of Notes to Financial Statements for additional information.

(C) In January 1995, this loan was refinanced. The interest rate increased from 9.025% to 9.621%, the maturity date was extended from November 1994 to February 2002 and the monthly payments increased from $52,187 to $61,008. A portion of the proceeds from the new $7,180,000 first mortgage loan were used to repay the existing first mortgage loan of $6,939,000. During January 1997, this property was sold. See Note 15 of Notes to Financial Statements for additional information.

(D) In November 1996, this property was sold. See Note 10 of Notes to Financial Statements for additional information.

(E) During January 1997, this property was sold. See Note 15 of Notes to Financial Statements for additional information.

(F) Represents an unsecured loan from The Balcor Company ("TBC"), an affiliate of the General Partner, as successor to Balcor Real Estate Holdings, Inc. The pay rate is equal to the net cash flow from the property and payments are applied first to interest and then to principal. The loan matured in December 1994, and TBC extended the loan for an additional three years. During January 1997, this property was sold and the loan was repaid. See Note 15 of Notes to Financial Statements for additional information.

Real estate with an aggregate carrying value of $26,001,526 at December 31, 1996 was pledged as collateral for repayment of mortgage loans.

The Partnership's loans described above require current monthly payments of principal and interest, unless otherwise noted.

Five-year maturities of the mortgage notes payable are approximately as follows:

                         1997              $53,000
                         1998               55,000
                         1999               59,000
                         2000               63,000
                         2001               68,000

During 1996, 1995 and 1994, the Partnership incurred interest expense on mortgage notes payable to non-affiliates of $3,202,898, $3,962,845, and $4,382,118, respectively. The Partnership paid interest expense to non-affiliates of $3,202,898 in 1996, $3,962,845 in 1995, and $4,382,118 in
1994.

6. Management Agreements:

As of December 31, 1996 all of the properties owned by the Partnership are managed by a third-party management company. These management agreements provide for annual fees of 5% of gross operating receipts.

7. Sellers' Participation in Joint Ventures:

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

8. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. For 1996, the net effect of these accounting differences is that the net income in the financial statements is $5,852,551 less than the tax income of the Partnership for the same period.

9. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended        Year Ended
                             12/31/96         12/31/95          12/31/94
                         ---------------- ----------------  ----------------

                           Paid   Payable   Paid   Payable    Paid   Payable
                         -------- ------- -------- -------  -------- -------

Property management fees None None None None $721,999 None Reimbursement of expenses to General Partner,
  at cost:
    Accounting            $19,567 $22,374  $58,817 $ 2,504   86,414 $30,902
    Data processing         7,563   3,828   32,721   2,404   54,173  10,892
    Investor communica-
      tions                  None    None    7,620    None   20,528   5,964
    Legal                  13,308  14,295   30,838   2,549   13,567   8,702
    Portfolio management   51,315  57,365   98,173  11,332   54,667  14,929
    Other                  18,011   6,721   15,322   6,022    9,785   2,669

Allegiance Realty Group, Inc., an affiliate of the General Partner, managed all of the Partnership's properties until the affiliate was sold to a third party in November 1994.

As of December 31, 1996, the Partnership has a $734,154 unsecured third loan outstanding to TBC in connection with the Walnut Ridge - Phase II Apartments. The Partnership incurred interest expense on the affiliate loan of $78,429, $74,512, and $95,481 and paid interest expense of $71,791, $81,500, and
$164,371 during 1996, 1995 and 1994, respectively. As of December 31, 1996, $6,638 of accrued interest was payable on the loan. The loan was repaid in connection with the January 1997 sale of the property. See Note 15 of Notes to Financial Statements for additional information.

The Partnership participates in an insurance deductible program with other affiliated partnerships in which the program pays claims up to the amount of the deductible under the master insurance policies for its properties. The program is administered by an affiliate of the General Partner who receives no fee for administering the program; however, the General Partner is reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program of $16,271, $97,533, and $161,478 in 1996, 1995 and 1994, respectively.

10. Property Sales:

(a) In November 1996, the Partnership sold the Sandridge - Phase II Apartments in an all cash sale for $5,250,000. From the proceeds of the sale, the Partnership paid $2,952,351 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $151,067 in selling costs. The basis of the property was $2,818,888 which is net of accumulated depreciation of $2,295,428. For financial statement purposes, the Partnership recognized a gain of $2,280,045 from the sale of this property.

(b) In June 1996, the Partnership sold the Desert Sands Village Apartments in an all cash sale for $14,529,423. From the proceeds of the sale, the Partnership paid $8,951,783 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $124,346 in selling costs. The basis of the property was $6,422,586 which is net of accumulated depreciation of $5,116,720. For financial statement purposes, the Partnership recognized a gain of $7,982,491 from the sale of this property.

(c) In June 1995, the Partnership sold the North Cove Apartments in an all cash sale for $10,750,000. In connection with the sale, the purchaser assumed the $9,795,572 third party first mortgage loan. The basis of the property was $7,869,838, which is net of accumulated depreciation of $5,731,055. For financial statement purposes, the Partnership recognized a gain of $2,711,565 from the sale of this property.

11. Restricted Investments:

A restricted deposit in the amount of $700,000 was pledged as additional collateral to the mortgage loan on the Desert Sands Village Apartments. The amount pledged as collateral was invested in short-term instruments pursuant to the terms of the pledge agreement with the lending institution and interest earned on this amount accumulated to the benefit of the Partnership. In March 1995, this restricted deposit was released and the accumulated interest was paid to the Partnership.

12. Fair Value of Financial Instruments:

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1996 and 1995 are as follows:

The carrying value of cash and cash equivalents, accounts and accrued interest receivable and accounts payable approximates fair value.

Mortgage Notes Payable: Based on borrowing rates available to the Partnership at the end of 1996 and 1995 for mortgage loans with similar terms and maturities, the fair values of the mortgage notes payable approximate the carrying values.

13. Extraordinary Items:

(a) During 1996, the Partnership wrote off the remaining unamortized deferred expenses in the amount of $95,134 and $56,825 in connection with the sales of the Sandridge - Phase II and Desert Sands Village apartment complexes. In addition, the Partnership paid a prepayment penalty in connection with the sale of Sandridge - Phase II of $71,525. These amounts were recognized as debt extinguishment expenses and classified as extraordinary items for financial statement purposes.

(b) During 1995, the Partnership recognized an extraordinary gain on forgiveness of debt of $40,653 in connection with the settlement reached with the seller of the Springs Pointe Village and Desert Sands Village apartment complexes.

(c) During 1995, the Partnership refinanced the Deer Oaks Apartments first mortgage loan. In connection with the refinancing, a prepayment penalty of $43,153 was incurred and classified as debt extinguishment expense.

(d) During 1995, the Partnership sold the North Cove Apartments. In connection with the sale, the remaining unamortized deferred expenses in the amount of $56,000 were recognized as an extraordinary item and classified as debt extinguishment expense.

(e) During 1994, the lender of the North Cove Apartments' loan forgave $466,926 of the principal balance and deferred interest of $933,474 in connection with the refinancing. This resulted in a $1,400,400 extraordinary gain on forgiveness of debt in 1994.

14. Contingencies:

The Partnership is currently involved in two lawsuits whereby the Partnership and certain affiliates have been named as defendants alleging substantially similar claims involving certain federal securities law violations with regard to the adequacy and accuracy of disclosures of information concerning, as well as marketing efforts related to, the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest these actions. A plaintiff class has not been certified in either action and, no determinations of the merits have been made. It is not determinable at this time whether or not an unfavorable decision in either action would have a material adverse impact on the financial position, operations and liquidity of the Partnership. The Partnership believes it has meritorious defenses to contest the claims.

15. Subsequent Events:

(a) In January 1997, the Partnership made a distribution of $3,075,205 ($41.00 per Interest) to the holders of Limited Partnership Interests. This amount includes the regular quarterly distribution from Cash Flow of $6.00 per Interest for the fourth quarter of 1996 and a special distribution of Net Cash Proceeds of $35.00 per Interest primarily from proceeds received in connection with the sale of the Sandridge - Phase II Apartments in November 1996.

(b) In January 1997, the Partnership sold the Springs Pointe Village Apartments in an all cash sale for $20,166,667. From the proceeds of the sale, the Partnership paid $10,645,034 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $393,009 in selling costs. The basis of the property was $7,171,170 which is net of accumulated depreciation of $6,097,437. For financial statement purposes, the Partnership will recognize a gain of approximately $12,602,000 from the sale of this property during the first quarter of 1997.

(c) In January 1997, the Partnership sold the Walnut Ridge - Phases I and II apartment complexes in an all cash sale for $19,475,000. The purchaser received a $300,000 credit against the purchase price for certain repairs at the property. From the proceeds of the sale, the Partnership paid $10,752,114 to the third party mortgage holder in full satisfaction of the first mortgage loans, repaid a $740,792 loan from an affiliate of the General Partner, including accrued interest, and paid $470,165 in selling costs. The basis of the properties was $10,277,246 which is net of accumulated depreciation of $8,176,329. For financial statement purposes, the Partnership will recognize a gain of approximately $8,427,000 from the sale of this property during the first quarter of 1997.

(d) In January 1997, the Partnership sold the Eagle Crest - Phase I Apartments in an all cash sale for $9,508,000. From the proceeds of the sale, the Partnership paid $7,093,430 to the third party mortgage holder in full satisfaction of the first mortgage loan and paid $357,702 in selling costs and paid a prepayment penalty of $675,281. The basis of the property was $5,340,277 which is net of accumulated depreciation of $4,172,793. For financial statement purposes, the Partnership will recognize a gain of approximately $3,810,000 from the sale of this property during the first quarter of 1997.

                                       BALCOR REALTY INVESTORS-83
                                   (An Illinois Limited Partnership)

                        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        as of December 31, 1996
        Col. A                 Col. B          Col. C                        Col. D
---------------------         --------  --------------------   ---------------------------------
                                            Initial Cost                Cost Adjustments
                                           to Partnership          Subsequent to Acquisition
                                        --------------------   ---------------------------------
                                                  Buildings               Carrying     Reduction
                               Encum-              and Im-     Improve-    Costs        of Basis
     Description              brances     Land    provements    ments       (b)            (c)
---------------------         -------   -------- ------------ ---------  ----------    ---------
Deer Oaks Apts.,
  a 244-unit complex
  in San Antonio, TX            (a)   $1,100,000   $4,430,200      None  $  190,358         None
Eagle Crest Apts. I,
  a 296-unit complex
  in Irving, TX                 (a)    1,527,000    6,829,400  $151,582   1,013,264         None
Springs Pointe Apts.,
  a 484-unit complex
  in Las Vegas, NV              (a)    1,530,000   11,825,000    36,840       6,850    $(130,084)
Walnut Ridge Apts. I,
  a 380-unit complex in
  Corpus Christi, TX            (a)    1,391,000    7,544,000    50,514     155,628      (62,070)
Walnut Ridge Apts. II,
  a 324-unit complex in
  Corpus Christi, TX            (a)    1,346,000    6,569,000    43,031   1,494,948      (70,876)
                                     -----------  -----------  --------  ----------    ---------
    Total                            $ 6,894,000  $37,197,600  $281,967  $2,861,048    $(263,030)
                                     ===========  ===========  ========  ==========    =========
</TOTAL>

                                       BALCOR REALTY INVESTORS-83
                                   (An Illinois Limited Partnership)

                        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        as of December 31, 1996
                                              (Continued)
       Col. A                          Col. E                 Col. F      Col. G   Col H.     Col. I
-------------------       --------------------------------   --------    --------  ------ --------------
                               Gross Amounts at Which                                       Life Upon
                             Carried at Close of Period                                    Which Depre-
                           -------------------------------                                  ciation in
                                    Buildings               Accumulated    Date     Date   Latest Income
                                     and Im-       Total     Deprecia-   of Con-    Acq-     Statement
    Description             Land    provements      (d)       tion(e)    struction uired    is Computed
-------------------       --------  ----------   ---------- ----------  ---------- -----  --------------
Deer Oaks Apts.,
  a 244-unit complex
  in San Antonio, TX    $1,100,955  $4,619,603   $5,720,558  $2,576,453     1982    1982         (f)
Eagle Crest Apts. I,
  a 296-unit complex
  in Irving, TX (g)      1,579,209   7,942,037    9,521,246   4,157,389     1983    1982         (f)
Springs Pointe Apts.,
  a 484-unit complex
  in Las Vegas, NV (g)   1,515,885  11,752,721   13,268,606   6,091,585     1982    1982         (f)
Walnut Ridge Apts. I,
  a 380-unit complex in
  Corpus Christi, TX (g) 1,382,542   7,696,530    9,079,072   4,082,702     1982    1982         (f)
Walnut Ridge Apts. II,
  a 324-unit complex in
  Corpus Christi, TX (g) 1,335,598   8,046,505    9,382,103   4,061,930     1983    1982         (f)
                       ----------- -----------  ----------- -----------
    Total               $6,914,189 $40,057,396  $46,971,585 $20,970,059
                       =========== ===========  =========== ===========

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                             NOTES TO SCHEDULE III

(a) See description of Mortgage Notes Payable in Note 5 of Notes to Financial Statements.

(b) Consists of legal fees, appraisal fees, title costs, other related professional fees, and capitalized construction period interest and real estate taxes.

(c) Guaranteed income earned on properties under the terms of certain management and guarantee agreements was recorded by the Partnership as a reduction of the basis of the property to which the guaranteed income related.

(d) The aggregate cost of land for Federal income tax purposes is $6,945,090 and the aggregate cost of buildings and improvements for Federal income tax purposes is $27,288,668. The total of these is $34,233,758.

                             Reconciliation of Real Estate
(e)                          -----------------------------
                                      1996          1995         1994
                                   -----------  -----------  -----------

Balance at beginning of year:      $63,625,207  $77,226,100  $77,115,676

  Additions during year:
    Improvements                          None         None      110,424
  Deductions during year:
    Cost of real estate sold       (16,653,622)(13,600,893)         None
                                   -----------  -----------  -----------
  Balance at close of year         $46,971,585  $63,625,207  $77,226,100
                                   ===========  ===========  ===========

                  Reconciliation of Accumulated Depreciation
                  -------------------------------------------
                                      1996          1995         1994
                                   -----------  -----------  -----------

  Balance at beginning of year     $26,928,743  $30,862,686  $28,873,748

  Depreciation expense for the
    year                             1,453,464    1,797,112    1,988,938
  Accumulated depreciation
    of real estate sold              (7,412,148)(5,731,055)         None
                                   -----------  -----------  -----------
 Balance at close of year          $20,970,059  $26,928,743  $30,862,686
                                    ===========  ===========  ===========
(f) Depreciation expense is computed based upon the following estimated useful lives:

                                                    Years
                                                    -----

               Buildings and improvements          20 to 30
               Furniture and fixtures                 5

(g) This property was sold during January 1997. See Note 15 of Notes to Financial Statements for additional information.