Form 10-Q
period 1997-03-31
BALCOR REALTY INVESTORS 83
filed 1997-05-14
CIK 705959

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1997
                               ------------------
                                      OR

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

                                BALANCE SHEETS
                     March 31, 1997 and December 31, 1996
                                  (Unaudited)

                                    ASSETS

                                                  1997            1996
                                             -------------   -------------
Cash and cash equivalents                    $ 19,408,760    $  4,948,152
Escrow deposits                                   342,651       1,398,303
Accounts and accrued interest receivable          188,274          69,605
Prepaid expenses                                    3,470         116,589
Deferred expenses, net of accumulated
  amortization of $672,713 in 1997
  and $572,658 in 1996                            103,536         341,827
                                             -------------   -------------
                                               20,046,691       6,874,476
                                             -------------   -------------
Investment in real estate:
  Land                                          1,103,437       6,914,189
  Buildings and improvements                    4,632,897      40,057,396
                                             -------------   -------------
                                                5,736,334      46,971,585
  Less accumulated depreciation                 2,616,279      20,970,059
                                             -------------   -------------
Investment in real estate, net of
  accumulated depreciation                      3,120,055      26,001,526
                                             -------------   -------------
                                             $ 23,166,746    $ 32,876,002
                                             =============   =============


                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accounts payable                             $    311,656    $     84,668
Due to affiliates                                 101,945         111,221
Accrued liabilities, principally real
  estate taxes                                     42,480         775,260
Security deposits                                  16,707         236,745
Mortgage note payable - affiliate                                 734,154
Mortgage notes payable                          4,718,006      33,220,951
                                             -------------   -------------
    Total liabilities                           5,190,794      35,162,999
                                             -------------   -------------

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                     March 31, 1997 and December 31, 1996
                                  (Unaudited)
                                  (Continued)

Commitments and contingencies

Limited Partners' capital (75,005
  Interests issued and outstanding)            19,719,278         623,237
General Partner's deficit                      (1,743,326)     (2,910,234)
                                             -------------   -------------
    Total partners' capital (deficit)          17,975,952      (2,286,997)
                                             -------------   -------------
                                             $ 23,166,746    $ 32,876,002
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1997 and 1996
                                  (Unaudited)

                                                  1997            1996
                                             -------------   -------------
Income:
  Rental and service                         $    617,100    $  3,596,362
  Interest on short-term investments              218,823          44,196
  Settlement income                                               208,250
                                             -------------   -------------
    Total income                                  835,923       3,848,808
                                             -------------   -------------
Expenses:
  Interest on mortgage notes payable              246,394         912,113
  Depreciation                                     92,780         409,727
  Amortization of deferred expenses                 6,578          44,815
  Property operating                              436,980       1,257,280
  Real estate taxes                                71,001         292,124
  Property management fees                         38,064         177,777
  Administrative                                  108,991         113,777
                                             -------------   -------------
    Total expenses                              1,000,788       3,207,613
                                             -------------   -------------
(Loss) income before gain on sales of
  properties and extraordinary item              (164,865)        641,195

Gain on sales of properties                    24,840,098
                                             -------------   -------------

Income before extraordinary item               24,675,233         641,195

Extraordinary item:
  Debt extinguishment expenses                 (1,337,079)
                                             -------------   -------------
Net income                                   $ 23,338,154    $    641,195
                                             =============   =============
Income before extraordinary item allocated
  to General Partner                         $  1,233,762    $     32,060
                                             =============   =============
Income before extraordinary item allocated
  to Limited Partners                        $ 23,441,471    $    609,135
                                             =============   =============
Income before extraordinary item per
  Limited Partnership Interest (75,005
  issued and outstanding)                    $     312.53    $       8.12
                                             =============   =============

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1997 and 1996
                                  (Unaudited)
                                  (Continued)


Extraordinary item allocated to General
  Partner                                    $    (66,854)           None
                                             =============   =============
Extraordinary item allocated to Limited
  Partners                                   $ (1,270,225)           None
                                             =============   =============
Extraordinary item per Limited Partnership
  Interest (75,005 issued and outstanding)   $     (16.94)           None
                                             =============   =============
Net income allocated to General Partner      $  1,166,908    $     32,060
                                             =============   =============
Net income allocated to Limited Partners     $ 22,171,246    $    609,135
                                             =============   =============
Net income per Limited Partnership Interest
  (75,005 issued and outstanding)            $     295.59    $       8.12
                                             =============   =============
Distribution to Limited Partners             $  3,075,205    $    337,523
                                             =============   =============
Distribution per Limited Partnership
  Interest (75,005 issued and outstanding)   $      41.00    $       4.50
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1997 and 1996
                                  (Unaudited)

                                                  1997            1996
                                             -------------   -------------
Operating activities:
  Net income                                 $ 23,338,154    $    641,195
  Adjustments to reconcile net income to net
    cash (used in) provided by operating
    activities:
      Debt extinguishment expense                 231,713
      Gain on sales of properties             (24,840,098)
      Depreciation of properties                   92,780         409,727
      Amortization of deferred expenses             6,578          44,815
      Net change in:
        Escrow deposits                         1,055,652         557,727
        Accounts receivable                      (118,669)       (122,947)
        Prepaid expenses                          113,119         108,585
        Accounts payable                          226,988         (34,225)
        Due to affiliates                          (9,276)         13,623
        Accrued liabilities                      (732,780)       (626,744)
        Security deposits                        (220,038)          6,891
                                             -------------   -------------
  Net cash (used in) provided by operating
    activities                                   (855,877)        998,647
                                             -------------   -------------
Investing activities:
  Proceeds from sales of properties            48,849,667
  Cost incurred in connection with sales of
    properties                                 (1,220,878)
                                             -------------
  Net cash provided by investing activities    47,628,789
                                             -------------
Financing activities:
  Distribution to Limited Partners             (3,075,205)       (337,523)
  Repayment of mortgage note payable -
    affiliate                                    (734,154)
  Repayment of mortgage notes payable         (28,490,578)
  Principal payments on mortgage notes
    payable                                       (12,367)       (166,024)
                                             -------------   -------------
  Cash used in financing activities           (32,312,304)       (503,547)
                                             -------------   -------------
Net change in cash and cash equivalents        14,460,608         495,100
Cash and cash equivalents at beginning
  of period                                     4,948,152       2,734,729
                                             -------------   -------------
Cash and cash equivalents at end of period   $ 19,408,760    $  3,229,829
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1997, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold the Desert Sands Village and Sandridge - Phase II apartment complexes. During 1997, the Partnership sold the Eagle Crest - Phase I, Springs Pointe Village and Walnut Ridge - Phases I and II apartment complexes. The Partnership is actively marketing its remaining property for sale, the Deer Oaks Apartments. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. The Partnership has retained a portion of the cash from property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 7 of Notes to Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

3. Interest Expense:

During the quarters ended March 31, 1997 and 1996, the Partnership incurred and paid interest expense on mortgage notes payable to non-affiliates of $239,756 and $892,627, respectively.

4. Transactions with affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1997 are:
                                       Paid        Payable
                                    ------------  ------------

   Reimbursement of expenses to
     the General Partner, at cost     $28,377      $101,945

In February 1997, the Partnership repaid the Walnut Ridge - Phase II apartment complex note payable to The Balcor Company ("TBC"), an affiliate of the General Partner. The Partnership repaid the $734,154 loan with the proceeds received from the sale of the property. During the quarters ended March 31, 1997 and 1996, the Partnership incurred interest expense on the TBC loan of $6,638 and $19,486, and paid interest expense of $13,276 and $12,848, respectively.

5. Property Sales:

(a) In January 1997, the Partnership sold the Springs Pointe Village Apartments in an all cash sale for $20,166,667. From the proceeds of the sale, the Partnership paid $10,645,034 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $393,011 in selling costs. The basis of the property was $7,171,168 which is net of accumulated depreciation of $6,097,437. For financial statement purposes, the Partnership recognized a gain of $12,602,488 from the sale of this property.

(b) In January 1997, the Partnership sold the Walnut Ridge - Phases I and II apartment complexes in an all cash sale for $19,475,000. The purchaser received a $300,000 credit against the purchase price for certain repairs at the property. From the proceeds of the sale, the Partnership paid $10,752,114 to the third party mortgage holder in full satisfaction of the first mortgage loans, repaid a $740,792 loan from an affiliate of the General Partner including accrued interest, paid $470,165 in selling costs and $430,085 of prepayment penalties. The basis of the properties was $10,277,246 which is net of accumulated depreciation of $8,176,329. For financial statement purposes, the Partnership recognized a gain of $8,427,589 from the sale of this property.

(c) In January 1997, the Partnership sold the Eagle Crest - Phase I Apartments in an all cash sale for $9,508,000. From the proceeds of the sale, the Partnership paid $7,093,430 to the third party mortgage holder in full satisfaction of the first mortgage loan, $357,702 in selling costs and $675,281 of prepayment penalties. The basis of the property was $5,340,277 which is net of accumulated depreciation of $4,172,793. For financial statement purposes, the Partnership recognized a gain of $3,810,021 from the sale of this property.

6. Extraordinary Item:

During the quarter ended March 31, 1997, the Partnership paid prepayment penalties totaling $1,105,366 in connection with the sale of the Eagle Crest - Phase I and Walnut Ridge - Phases I and II apartment complexes and wrote off the remaining unamortized deferred financing fees totaling $231,713 in connection with the sales of the Eagle Crest - Phase I, Springs Pointe Village and Walnut Ridge - Phases I and II apartment complexes. These amounts were recognized as an extraordinary item and classified as debt extinguishment expenses for financial statement purposes.

7. Contingencies:

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

8. Subsequent Event:

In April 1997, the Partnership made a distribution of $17,262,531 ($230.15 per Interest) to Limited Partners, representing a special distribution of Net Cash Proceeds primarily from proceeds received in connection with the sales of the Eagle Crest - Phase I, Springs Pointe Village and Walnut Ridge - Phases I and II apartment complexes during January 1997.

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Realty Investors-83 (the "Partnership") is a limited partnership formed in 1981 to invest in and operate income-producing real property. The Partnership raised $75,005,000 from sales of Limited Partnership Interests and utilized these proceeds to acquire eleven real property investments and a minority joint venture interest in one additional real property. The Partnership has since disposed of eleven of these properties, including the property in which the Partnership held a minority joint venture interest. Currently, the Partnership continues to operate the one remaining property, the Deer Oaks Apartments.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1996 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Operations
---------------------

During January 1997, the Partnership sold the Eagle Crest - Phase I, Springs Pointe Village and Walnut Ridge - Phases I and II apartment complexes. As a result, the Partnership recognized significant gains for financial statement purposes which were the primary reason for the increase in net income during the quarter ended March 31, 1997 as compared to the same period in 1996. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

Discussions of fluctuations between 1997 and 1996 refer to the quarters ended March 31, 1997 and 1996.

The Partnership sold the Eagle Crest - Phase I, Springs Pointe Village and Walnut Ridge - Phases I and II apartment complexes during January 1997, and the Desert Sands and Sandridge - Phase II apartment complexes during the second half of 1996. As a result, rental and service income, interest expense on mortgage notes payable, depreciation, amortization, property operating expenses, real estate taxes and property management fees decreased during 1997 as compared to 1996.

Higher average cash balances were available for investment due to proceeds received in connection with the 1997 property sales prior to distribution to Limited Partners in April 1997. This resulted in an increase in interest income on short-term investments during 1997 as compared to 1996.

The Partnership reached a settlement with the seller of the Deer Oaks Apartments in 1996 and received $208,250 of settlement income relating primarily to amounts due from the seller under the management and guarantee agreement.

For financial statement purposes, the Partnership recognized gains totaling $24,840,098 during 1997 in connection with the four property sales.

During 1997, the Partnership wrote off the remaining unamortized deferred financing fees in connection with the sale of the Eagle Crest - Phase I and Walnut Ridge - Phase I and II apartment complexes totaling $231,713, and paid prepayment penalties in connection with the sale of the Eagle Crest - Phase I and Walnut Ridge - Phases I and II apartment complexes totaling $1,105,366. These amounts were recognized as an extraordinary item and classified as debt extinguishment expenses for financial statement purposes.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased by approximately $14,461,000 as of March 31, 1997 when compared to December 31, 1996 primarily due to proceeds received from the sales of the Eagle Crest - Phase I, Springs Pointe Village and Walnut Ridge - Phases I and II apartment complexes in January 1997. The Partnership used cash of approximately $856,000 to fund its operating activities. The cash flow generated by the Partnership's properties, interest income earned on short-term investments and the collection of certain escrow deposits related to sold properties, were offset by the payment of administrative expenses and prepayment penalties. The Partnership received cash of approximately $47,629,000 from its investing activities relating to proceeds received from the 1997 property sales, net of closing costs. The Partnership used cash to fund its financing activities which consisted of a distribution to Limited Partners of approximately $3,075,000, the repayment of the loan payable to The Balcor Company ("TBC"), an affiliate of the General Partner, related to the Walnut Ridge - Phase II Apartments, of approximately $734,000, principal payments on mortgage notes payable of approximately $12,000, and the repayment of mortgage notes payable of approximately $28,491,000. In addition, in April 1997 the Partnership made a special distribution of $17,262,531 to Limited Partners primarily from the proceeds received in connection with the sales of the Eagle Crest - Phase I, Springs Pointe Village and Walnut Ridge - Phases I and II apartment complexes.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A property is classified as having a significant deficit if the deficit exceeds $250,000 annually or 20% of the property's revenues. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During 1997 and 1996, the Deer Oaks Apartments generated positive cash flow. During 1996 and prior to their sales in 1997, Eagle Crest - Phase I, Springs Pointe Village and Walnut Ridge - Phases I and II apartment complexes generated positive cash flow. The Desert Sands Village and the Sandridge - Phase II apartment complexes were sold in June and November 1996, respectively, and generated positive cash flow prior to their sales in 1996. As of March 31, 1997, the occupancy rate at the Deer Oaks Apartments was 92%.

During 1996, the Partnership sold the Desert Sands Village and Sandridge - Phase II apartment complexes. During January 1997, the Partnership sold the Eagle Crest - Phase I, Springs Pointe Village and Walnut Ridge - Phases I and II apartment complexes. The Partnership is actively marketing its remaining property for sale, the Deer Oaks Apartments. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. The Partnership has retained a portion of the cash from property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 7 of Notes to Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

In January 1997, the Partnership sold the Springs Pointe Village Apartments in an all cash sale for $20,166,667. From the proceeds of the sale, the Partnership paid $10,645,034 to the third party mortgage holder in full satisfaction of the first mortgage loan and paid $393,011 in selling costs. Pursuant to the terms of the sale, $344,729 of the proceeds was retained by the Partnership until April 1997, at which time the funds were released in full by the Partnership. The remaining proceeds from this sale were distributed to Limited Partners in April 1997. See Note 5 of Notes to Financial Statements for additional information.

In January 1997, the Partnership sold the Walnut Ridge - Phases I and II apartment complexes in an all cash sale for $19,475,000. The purchaser received a $300,000 credit against the purchase price for certain repairs at the property. From the proceeds of the sale, the Partnership paid $10,752,114 to the third party mortgage holder in full satisfaction of the first mortgage loans, repaid a $740,792 loan including accrued interest from TBC, an affiliate of the General Partner, and paid $470,165 in selling costs and a prepayment penalty of $430,085. The remaining proceeds from this sale were distributed to Limited Partners in April 1997. See Note 5 of Notes to Financial Statements for additional information.

In January 1997, the Partnership sold the Eagle Crest - Phase I Apartments in an all cash sale for $9,508,000. From the proceeds of the sale, the Partnership paid $7,093,430 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $357,702 in selling costs and a prepayment penalty of $675,281. The remaining proceeds from this sale were distributed to Limited Partners in April 1997. See Note 5 of Notes to Financial Statements for additional information.

The Partnership currently has no third party financing which matures prior to 2002.

In April 1997, the Partnership made a distribution of $17,262,531 ($230.15 per Interest) to the holders of Limited Partnership Interests. This amount represents a special distribution of Net Cash Proceeds primarily from proceeds received in connection with the sales of the Eagle Crest - Phase I, Springs Pointe Village and Walnut Ridge - Phases I and II apartment complexes in January 1997. Including the April 1997 distribution, Limited Partners have received distributions of Net Cash Receipts of $105.50 and Net Cash Proceeds of $509.15, totaling $614.65 per $1,000 Interest, as well as certain tax benefits. The Partnership will not issue regular quarterly distributions in the future. However, the Partnership will distribute available proceeds from the sale of the Deer Oaks Apartments. Investors will not recover all of their original investment.

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

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 5. Other Information
-------------------------

Deer Oaks Apartments
--------------------

As previously reported, the limited partnership (the "Limited Partnership") which owns Deer Oaks Apartments, San Antonio, Texas, and which consists of the Partnership as general partner and the seller of the property to the Limited Partnership as limited partner, contracted to sell the property to an unaffiliated party, Sentinel Acquisitions Corp., a Delaware corporation, for a sale price of $8,000,000. On April 23, 1997, the purchaser exercised its option to terminate the agreement of sale. Pursuant to the agreement, the earnest money previously deposited by the purchaser and interest accrued thereon has been returned to the purchaser.

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

(10) Material Contracts:

(a)(i) Agreement of Sale and attachment thereto relating to the sale of Desert Sands Village Apartments previously filed as Exhibit (2)(a) to the Registrant's Current Report on Form 8-K dated April 23, 1996, is incorporated herein by reference.

(a)(ii) Master Amendment and Agreement dated May 22, 1996 relating to the sale of Desert Sands Village Apartments, previously filed as Exhibit (10)(b)(ii) to the Registrant's Report on form 10-Q for the quarter ended June 30, 1996 is incorporated herein by reference.

(a)(iii) Master Amendment and Agreement #2 dated May 22, 1996 relating to the sale of Desert Sands Village Apartments, previously filed as Exhibit
(10)(b)(iii) to the Registrant's Report on form 10-Q for the quarter ended June 30, 1996 is incorporated herein by reference.

(a)(iv) Letter Agreement dated May 22, 1996 relating to the sale of Desert Sands Village Apartments, previously filed as Exhibit (99) to the Registrant's Current Report on Form 8-K dated June 28, 1996, is incorporated herein by reference.

(b) Agreement of Sale and attachment thereto relating to the sale of Springs Pointe Apartments, previously filed as Exhibit (10)(c) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

(c)(i) Agreement of Sale and attachment thereto relating to the sale of the Walnut Ridge apartment complex, Phases I and II, previously filed as Exhibit
(2)(a) to the Registrant's Current Report on Form 8-K dated October 7, 1996 is incorporated herein by reference.

(c)(ii) Amendment to Agreement of Sale relating to the sale of Walnut Ridge Apartments, Phases I and II, previously filed as Exhibit (10)(d)(ii) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

(c)(iii) Second Amendment to Agreement of Sale relating to the sale of the Walnut Ridge Apartments, Phases I and II, previously filed as Exhibit (99) to the Registrant's Current Report on Form 8-K dated January 20, 1997 is incorporated herein by reference.

(d)(i) Agreement of Sale and attachments thereto relating to the Eagle Crest Apartments, Phase I, previously filed as Exhibit (2)(a) to the Registrant's Current Report on Form 8-K dated January 20, 1997 is incorporated herein by reference.

(d)(ii) Modification to Agreement of Sale relating to the Eagle Crest Apartments, Phase I, previously filed as Exhibit (2)(b) to the Registrant's Current Report on Form 8-K dated January 20, 1997 is incorporated herein by reference.

(e)(i) Agreement of Sale and attachment thereto relating to the sale of the Deer Oaks Apartments, San Antonio, Texas, previously filed as Exhibit (2) to the Registrant's Report on Form 8-K dated March 31, 1997 is incorporated herein by reference.

(e)(ii) Termination Notice relating to the sale of Deer Oaks Apartments, San Antonio, Texas, is attached hereto.

(27) Financial Data Schedule of the Registrant for the three month period ending March 31, 1997 is attached hereto.

(b) Reports on Form 8-K:

(i) A Current Report on Form 8-K dated January 20, 1997 was filed reporting the contract to sell Eagle Crest Apartments, Phase I, in Irving, Texas.

(ii) A Current Report on Form 8-K dated March 31, 1997 was filed reporting the contract to sell the Deer Oaks Apartments in San Antonio, Texas, which contract was subsequently terminated.

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



                              By:  /s/ Jayne A. Kosik
                                  ------------------------------
                                  Jayne A. Kosik
                                  Managing Director and Chief Financial
                                  Officer (Principal Accounting Officer) of
                                  Balcor Partners-XIII, the General Partner



Date:  May 14, 1997
      -------------------