Form 10-Q
period 1997-06-30
BALCOR REALTY INVESTORS 83
filed 1997-08-13
CIK 705959

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1997
                               -------------
                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                BALANCE SHEETS
                      June 30, 1997 and December 31, 1996
                                  (Unaudited)

                                    ASSETS

                                                   1997           1996
                                             -------------- --------------
Cash and cash equivalents                    $   2,057,737  $   4,948,152
Escrow deposits                                    351,771      1,398,303
Accounts and accrued interest receivable            24,901         69,605
Prepaid expenses                                                  116,589
Deferred expenses, net of accumulated
  amortization of $39,443 in 1997
  and $572,658 in 1996                              98,606        341,827
                                             -------------- --------------
                                                 2,533,015      6,874,476
                                             -------------- --------------
Investment in real estate:
  Land                                           1,103,437      6,914,189
  Buildings and improvements                     4,632,897     40,057,396
                                             -------------- --------------
                                                 5,736,334     46,971,585
  Less accumulated depreciation                  2,649,001     20,970,059
                                             -------------- --------------
Investment in real estate, net of
  accumulated depreciation                       3,087,333     26,001,526
                                             -------------- --------------
                                             $   5,620,348  $  32,876,002
                                             ============== ==============


                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


Accounts payable                             $      26,774  $      84,668
Due to affiliates                                   69,950        111,221
Accrued liabilities, principally real
  estate taxes                                      84,960        775,260
Security deposits                                   17,274        236,745
Mortgage note payable - affiliate                                 734,154
Mortgage notes payable                           4,705,411     33,220,951
                                             -------------- --------------
     Total liabilities                           4,904,369     35,162,999
                                             -------------- --------------

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                      June 30, 1997 and December 31, 1996
                                  (Unaudited)
                                  (Continued)


Commitments and contingencies

Limited Partners' capital
  (75,005 Interests issued and outstanding)      2,459,184        623,237
General Partner's deficit                       (1,743,205)    (2,910,234)
                                             -------------- --------------
Total partners' capital (deficit)                  715,979     (2,286,997)
                                             -------------- --------------
                                             $   5,620,348  $  32,876,002
                                             ============== ==============


The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1997 and 1996
                                  (Unaudited)


                                                   1997           1996
                                             -------------- --------------
Income:
  Rental and service                         $     946,701  $   7,014,806
  Interest on short-term investments               302,378         83,995
  Settlement income                                               208,250
                                             -------------- --------------
    Total income                                 1,249,079      7,307,051
                                             -------------- --------------
Expenses:
  Interest on mortgage notes payable               333,010      1,788,573
  Depreciation                                     125,502        799,056
  Amortization of deferred expenses                 11,508         85,936
  Property operating                               584,397      2,574,272
  Real estate taxes                                113,481        602,565
  Property management fees                          54,935        346,323
  Administrative                                   188,683        280,730
                                             -------------- --------------
    Total expenses                               1,411,516      6,477,455
                                             -------------- --------------
(Loss) income before gain on sales of
  properties and extraordinary item               (162,437)       829,596

Gain on sales of properties                     24,840,098      7,982,491
                                             -------------- --------------
Income before extraordinary item                24,677,661      8,812,087

Extraordinary item:
  Debt extinguishment expenses                  (1,337,079)       (56,825)
                                             -------------- --------------
Net income                                   $  23,340,582  $   8,755,262
                                             ============== ==============
Income before extraordinary item
  allocated to General Partner               $   1,233,883  $     440,604
                                             ============== ==============
Income before extraordinary item
  allocated to Limited Partners              $  23,443,778  $   8,371,483
                                             ============== ==============
Income before extraordinary item
  per Limited Partnership Interest
  (75,005 issued and outstanding)            $      312.57  $      111.61
                                             ============== ==============

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)


Extraordinary item allocated to
  General Partner                            $     (66,854) $      (2,841)
                                             ============== ==============
Extraordinary item allocated to
  Limited Partners                           $  (1,270,225) $     (53,984)
                                             ============== ==============
Extraordinary item per Limited
  Partnership Interest (75,005
  issued and outstanding)                    $      (16.94) $       (0.72)
                                             ============== ==============
Net income allocated to General Partner      $   1,167,029  $     437,763
                                             ============== ==============
Net income allocated to Limited Partners     $  22,173,553  $   8,317,499
                                             ============== ==============
Net income per Limited Partnership Interest
    (75,005 issued and outstanding)          $      295.63  $      110.89
                                             ============== ==============
Distributions to Limited Partners            $  20,337,606  $   1,687,613
                                             ============== ==============
Distributions per Limited Partnership
  Interest (75,005 issued and outstanding)   $      271.15  $       22.50
                                             ============== ==============


The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1997 and 1996
                                  (Unaudited)

                                                   1997           1996
                                             -------------- --------------
Income:
  Rental and service                         $     329,601  $   3,418,444
  Interest on short-term investments                83,555         39,799
                                             -------------- --------------
    Total income                                   413,156      3,458,243
                                             -------------- --------------
Expenses:
  Interest on mortgage notes payable                86,616        876,460
  Depreciation                                      32,722        389,329
  Amortization of deferred expenses                  4,930         41,121
  Property operating                               147,417      1,316,992
  Real estate taxes                                 42,480        310,441
  Property management fees                          16,871        168,546
  Administrative                                    79,692        166,953
                                             -------------- --------------
    Total expenses                                 410,728      3,269,842
                                             -------------- --------------
Income before gain on sale of property
  and extraordinary item                             2,428        188,401

Gain on sale of property                                        7,982,491
                                             -------------- --------------
Income before extraordinary item                     2,428      8,170,892

Extraordinary item:
  Debt extinguishment expenses                                    (56,825)
                                             -------------- --------------
Net income                                   $       2,428  $   8,114,067
                                             ============== ==============
Income before extraordinary item
  allocated to General Partner               $         121  $     408,544
                                             ============== ==============
Income before extraordinary item
  allocated to Limited Partners              $       2,307  $   7,762,348
                                             ============== ==============
Income before extraordinary item
  per Limited Partnership Interest
  (75,005 issued and outstanding)            $        0.04  $      103.49
                                             ============== ==============
Extraordinary item allocated to
  General Partner                                     None  $      (2,841)
                                             ============== ==============

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)


Extraordinary item allocated to
  Limited Partners                                    None  $     (53,984)
                                             ============== ==============
Extraordinary item per Limited
  Partnership Interest (75,005
  issued and outstanding)                             None  $       (0.72)
                                             ============== ==============
Net income allocated to General Partner      $         121  $     405,703
                                             ============== ==============
Net income allocated to Limited Partners     $       2,307  $   7,708,364
                                             ============== ==============
Net income per Limited Partnership Interest
  (75,005 issued and outstanding)            $        0.04  $      102.77
                                             ============== ==============
Distribution to Limited Partners             $  17,262,401  $   1,350,090
                                             ============== ==============
Distribution per Limited Partnership
  Interest (75,005 issued and outstanding)   $      230.15  $       18.00
                                             ============== ==============


The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1997 and 1996
                                  (Unaudited)

                                                   1997           1996
                                             -------------- --------------
Operating activities:
  Net income                                 $  23,340,582  $   8,755,262
  Adjustments to reconcile net income
    to net cash used in or provided
    by operating activities:
      Debt extinguishment expenses                 231,713         56,825
      Gain on sales of properties              (24,840,098)    (7,982,491)
      Depreciation of properties                   125,502        799,056
      Amortization of deferred expenses             11,508         85,936
      Net change in:
        Escrow deposits                          1,046,532        706,900
        Accounts and accrued interest
          receivable                                44,704       (177,199)
        Prepaid expenses                           116,589       (125,767)
        Accounts payable                           (57,894)       (58,988)
        Due to affiliates                          (41,271)        21,635
        Accrued liabilities, principally
          real estate taxes                       (690,300)      (500,507)
        Security deposits                         (219,471)       (48,092)
                                             -------------- --------------
  Net cash used in or provided by
    operating activities                          (931,904)     1,532,570
                                             -------------- --------------
Investing activities:
  Proceeds from sales of properties             48,849,667     14,529,423
  Cost incurred in connection with sales
    of properties                               (1,220,878)      (124,346)
                                             -------------- --------------
  Net cash provided by investing activities     47,628,789     14,405,077
                                             -------------- --------------
Financing activities:
  Distributions to Limited Partners            (20,337,606)    (1,687,613)
  Repayment of mortgage note payable -
    affiliate                                     (734,154)
  Repayment of mortgage notes payable          (28,490,578)    (8,951,783)
  Principal payments on mortgage notes
    payable                                        (24,962)      (312,941)
                                             -------------- --------------
  Net cash used in financing activities        (49,587,300)   (10,952,337)
                                             -------------- --------------

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)


Net change in cash and cash equivalents         (2,890,415)     4,985,310
Cash and cash equivalents at
  beginning of period                            4,948,152      2,734,729
                                             -------------- --------------

Cash and cash equivalents at end of period   $   2,057,737  $   7,720,039
                                             ============== ==============


The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1997, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold the Desert Sands Village and Sandridge - Phase II apartment complexes. During 1997, the Partnership sold the Eagle Crest - Phase I, Springs Pointe Village and Walnut Ridge - Phases I and II apartment complexes. The Partnership has retained a portion of the cash to satisfy obligations of the Partnership as well as establish a reserve for contingencies. Currently, the Partnership has entered into a contract to sell its remaining property, the Deer Oaks Apartments. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 7 of Notes to Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

3. Interest Expense:

During the six months ended June 30, 1997 and 1996, the Partnership incurred and paid interest expense on mortgage notes payable to non-affiliates of $326,372 and $1,748,967, respectively.

4. Transactions with affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1997 are:

                                           Paid
                                    ----------------------
                                     Six Months    Quarter      Payable
                                    ------------  ---------    ----------
   Reimbursement of expenses to
     the General Partner, at cost   $  85,026      $  56,649  $  69,950

In February 1997, the Partnership repaid the Walnut Ridge - Phase II apartment complex note payable to The Balcor Company ("TBC"), an affiliate of the General Partner. The Partnership repaid the $734,154 loan with proceeds received from the sale of the property. During the six months ended June 30, 1997 and 1996, the Partnership incurred interest expense on the TBC loan of $6,638 and $39,606, and paid interest expense of $13,276 and $32,606, respectively.

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

(b) In January 1997, the Partnership sold the Walnut Ridge - Phases I and II apartment complexes in an all cash sale for $19,475,000. The purchaser received a $300,000 credit against the purchase price for certain repairs at the property. From the proceeds of the sale, the Partnership paid $10,752,114 to the third party mortgage holder in full satisfaction of the first mortgage loans, repaid a $740,792 loan including accrued interest from TBC, paid $470,165 in selling costs and $430,085 of prepayment penalties. The basis of the properties was $10,277,246 which is net of accumulated depreciation of $8,176,330. For financial statement purposes, the Partnership recognized a gain of $8,427,589 from the sale of these properties.

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

6. Extraordinary Item:

In January 1997, the Partnership paid prepayment penalties totaling $1,105,366 in connection with the sales of the Eagle Crest - Phase I and Walnut Ridge - Phases I and II apartment complexes and wrote off the remaining unamortized deferred expenses totaling $231,713 in connection with the sales of the Eagle Crest - Phase I, Springs Pointe Village and Walnut Ridge - Phases I and II apartment complexes. These amounts were recognized as an extraordinary item and classified as debt extinguishment expenses for financial statement purposes.

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

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Realty Investors-83 (the "Partnership") is a limited partnership formed in 1981 to invest in and operate income-producing real property. The Partnership raised $75,005,000 from sales of Limited Partnership Interests and utilized these proceeds to acquire eleven real property investments and a minority joint venture interest in one additional real property. The Partnership has since disposed of eleven of these properties, including the property in which the Partnership held a minority joint venture interest. Currently, the Partnership has entered into a contract to sell its remaining property, the Deer Oaks Apartments.

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

Operations
----------

Summary of Operations
---------------------

The Partnership recognized substantially larger gains in connection with the sales of four of its properties in January 1997 as compared to the gain recognized during June 1996 related to the sale of one of its properties. This was the primary reason net income increased during the six months ended June 30, 1997 as compared to the same period in 1996. The gain recognized from the June 1996 sale resulted in a decrease in net income during the quarter ended June 30, 1997 as compared to the same period in 1996. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

Unless otherwise noted, discussions of fluctuations between 1997 and 1996 refer to both the six months and quarters ended June 30, 1997 and 1996.

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

The Partnership incurred additional postage, printing and investor processing costs in 1996 in connection with the Partnership's response to a tender offer. This was the primary reason for the decrease in administrative expenses during 1997 as compared to 1996. The Partnership also incurred higher accounting and portfolio management fees during 1996 which contributed to the decrease.

For financial statement purposes, the Partnership recognized gains totaling $24,840,098 and $7,982,491 in connection with the sales of four properties in January 1997 and one property in June 1996, respectively.

During January 1997, the Partnership wrote off the remaining unamortized deferred expenses in connection with the sales of the Eagle Crest - Phase I and Walnut Ridge - Phases I and II apartment complexes totaling $231,713, and paid prepayment penalties in connection with the sales of the Eagle Crest - Phase I and Walnut Ridge - Phases I and II apartment complexes totaling $1,105,366. In addition, in June 1996, the Partnership wrote off the remaining unamortized deferred expenses in connection with the sale of Desert Sands Village Apartments totaling $56,825. These amounts were recognized as an extraordinary item and classified as debt extinguishment expenses for financial statement purposes.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $2,890,000 as of June 30, 1997 when compared to December 31, 1996. This decrease was primarily due to the payment of special distributions to Limited Partners in January and April 1997 with net proceeds from property sales which was offset by the net proceeds received from the three properties sold in 1997. The Partnership used cash of approximately $932,000 to fund its operating activities. The payment of administrative expenses and prepayment penalties was partially offset by the cash flow generated by the Partnership's properties, interest income earned on short-term investments and the collection of certain escrow deposits related to sold properties. The Partnership received cash of approximately $47,629,000 from its investing activities relating to proceeds received from the 1997 property sales, net of closing costs. The Partnership used cash to fund its financing activities which consisted of distributions to Limited Partners of approximately $20,337,000, the repayment of the loan payable to TBC, related to the Walnut Ridge - Phase II Apartments of approximately $734,000, principal payments on mortgage notes payable of approximately $25,000, and the repayment of mortgage notes payable of approximately $28,491,000.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. The

Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During 1997 and 1996, the Deer Oaks Apartments generated positive cash flow. During 1996 and prior to their sales in 1997, Eagle Crest - Phase I, Springs Pointe Village and Walnut Ridge - Phases I and II apartment complexes generated positive cash flow. The Desert Sands Village and the Sandridge - Phase II apartment complexes were sold in June and November 1996, respectively, and generated positive cash flow prior to their sales in 1996. As of June 30, 1997, the occupancy rate at the Deer Oaks Apartments was 95%.

During 1996, the Partnership sold the Desert Sands Village and Sandridge - Phase II apartment complexes. During January 1997, the Partnership sold the Eagle Crest - Phase I, Springs Pointe Village and Walnut Ridge - Phases I and II apartment complexes. The Partnership has retained a portion of the cash to satisfy obligations of the Partnership as well as establish a reserve for contingencies. Currently, the Partnership has entered into a contract to sell its remaining property, the Deer Oaks Apartments for a sales price of $7,250,000. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 7 of Notes to Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

In January 1997, the Partnership sold the Springs Pointe Village Apartments in an all cash sale for $20,166,667. From the proceeds of the sale, the Partnership paid $10,645,034 to the third party mortgage holder in full satisfaction of the first mortgage loan and paid $393,011 in selling costs. Pursuant to the terms of the sale, $344,729 of the proceeds was retained by the Partnership and unavailable for distribution until April 1997, at which time the funds were released in full. The remaining proceeds from this sale were distributed to Limited Partners in April 1997. See Note 5 of Notes to Financial Statements for additional information.

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

The Deer Oaks Apartments mortgage note payable matures in 2002.

To date, Limited Partners have received distributions of Net Cash Receipts of $105.50 and Net Cash Proceeds of $509.15, totaling $614.65 per $1,000 Interest, as well as certain tax benefits. Since all of the Partnership's properties except the Deer Oaks Apartments have been sold, no quarterly distributions are expected in the future. However, the Partnership will distribute available proceeds from the sale of the Deer Oaks Apartments. Investors will not recover all of their original investment.

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

(e)(i) Agreement of Sale and attachment thereto relating to the sale of the Deer Oaks Apartments, San Antonio, Texas, previously filed as Exhibit (2)(i) to the Registrant's Report on Form 8-K dated July 18, 1997 is incorporated herein by reference.

(e)(ii) First Amendment to Agreement of Sale relating to the sale of the Deer Oaks Apartments, San Antonio, Texas, previously filed as Exhibit (2)(ii) to the Registrant's Report on Form 8-K dated July 18, 1997 is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the six month period ending June 30, 1997 is attached hereto.

(b) Reports on Form 8-K:

A Current Report on Form 8-K dated July 18, 1997 was filed reporting the contract to sell the Deer Oaks Apartments, in San Antonio, Texas.

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



Date:  August 12, 1997
      --------------------