Form 10-Q
period 1997-09-30
BALCOR REALTY INVESTORS 83
filed 1997-11-13
CIK 705959

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1997
                               ------------------
                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                BALANCE SHEETS
                   September 30, 1997 and December 31, 1996
                                  (Unaudited)

                                    ASSETS

                                                 1997            1996
                                             -------------   -------------
Cash and cash equivalents                    $  4,619,033    $  4,948,152
Escrow deposits                                                 1,398,303
Accounts and accrued interest receivable           34,426          69,605
Prepaid expenses                                                  116,589
Deferred expenses, net of accumulated
  amortization of $572,658 in 1996                                341,827
                                             -------------   -------------
                                                4,653,459       6,874,476
                                             -------------   -------------
Investment in real estate:
  Land                                                          6,914,189
  Buildings and improvements                                   40,057,396
                                                             -------------
                                                               46,971,585
  Less accumulated depreciation                                20,970,059
                                                             -------------
Investment in real estate, net of
  accumulated depreciation                                     26,001,526
                                             -------------   -------------
                                             $  4,653,459    $ 32,876,002
                                             =============   =============

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accounts payable                             $     25,040    $     84,668
Due to affiliates                                  70,890         111,221
Accrued liabilities, principally real
  estate taxes                                                    775,260
Security deposits                                                 236,745
Mortgage note payable - affiliate                                 734,154
Mortgage notes payable                                         33,220,951
                                             -------------   -------------
     Total liabilities                             95,930      35,162,999
                                             -------------   -------------
Commitments and contingencies

Limited Partners' capital (75,005
  Interests issued and outstanding)             4,662,520         623,237
General Partner's deficit                        (104,991)     (2,910,234)
                                             -------------   -------------
Total partners' capital (deficit)               4,557,529      (2,286,997)
                                             -------------   -------------
                                             $  4,653,459    $ 32,876,002
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1997 and 1996
                                  (Unaudited)

                                                 1997            1996
                                             -------------   -------------
Income:
  Rental and service                         $  1,159,961    $ 10,012,063
  Interest on short-term investments              354,317         119,126
  Settlement income                                               208,250
                                             -------------   -------------
    Total income                                1,514,278      10,339,439
                                             -------------   -------------
Expenses:
  Interest on mortgage notes payable              390,626       2,550,062
  Depreciation                                    145,762       1,137,787
  Amortization of deferred expenses                14,561         122,134
  Property operating                              695,953       3,772,043
  Real estate taxes                               140,715         869,633
  Property management fees                         65,844         505,932
  Administrative                                  274,670         382,342
                                             -------------   -------------
                                                1,728,131       9,339,933
                                             -------------   -------------
(Loss) income before gains on sales of
  properties and extraordinary item              (213,853)        999,506

Gains on sales of properties                   28,828,617       7,982,491
                                             -------------   -------------
Income before extraordinary item               28,614,764       8,981,997

Extraordinary item:
  Debt extinguishment expenses                 (1,432,632)        (56,825)
                                             -------------   -------------
Net income                                   $ 27,182,132    $  8,925,172
                                             =============   =============
Income before extraordinary item
  allocated to General Partner               $  2,953,093    $    449,100
                                             =============   =============
Income before extraordinary item
  allocated to Limited Partners              $ 25,661,671    $  8,532,897
                                             =============   =============
Income before extraordinary item
  per Limited Partnership Interest
  (75,005 issued and outstanding)            $     342.13    $     113.76
                                             =============   =============
Extraordinary item allocated to
  General Partner                            $   (147,850)   $     (2,841)
                                             =============   =============

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)


                                                 1997            1996
                                            -------------   -------------
Extraordinary item allocated to
  Limited Partners                           $ (1,284,782)   $    (53,984)
                                             =============   =============
Extraordinary item per Limited
  Partnership Interest (75,005
  issued and outstanding)                    $     (17.13)   $      (0.72)
                                             =============   =============

Net income allocated to General Partner      $  2,805,243    $    446,259
                                             =============   =============
Net income allocated to Limited Partners     $ 24,376,889    $  8,478,913
                                             =============   =============
Net income per Limited Partnership Interest
  (75,005 issued and outstanding)            $     325.00    $     113.04
                                             =============   =============
Distributions to Limited Partners            $ 20,337,606    $  7,462,998
                                             =============   =============
Distributions per Limited Partnership
  Interest (75,005 issued and outstanding)   $     271.15    $      99.50
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1997 and 1996
                                  (Unaudited)

                                                 1997            1996
                                             -------------   -------------
Income:
  Rental and service                         $    213,260    $  2,997,257
  Interest on short-term investments               51,939          35,131
                                             -------------   -------------
    Total income                                  265,199       3,032,388
                                             -------------   -------------

Expenses:
  Interest on mortgage notes payable               57,616         761,489
  Depreciation                                     20,260         338,731
  Amortization of deferred expenses                 3,053          36,198
  Property operating                              111,556       1,197,771
  Real estate taxes                                27,234         267,068
  Property management fees                         10,909         159,609
  Administrative                                   85,987         101,612
                                             -------------   -------------
    Total expenses                                316,615       2,862,478
                                             -------------   -------------
(Loss) income before gain on sale of
  property and extraordinary item                 (51,416)        169,910

Gain on sale of property                        3,988,519
                                             -------------   -------------
Income before extraordinary item                3,937,103         169,910

Extraordinary item:
  Debt extinguishment expenses                    (95,553)
                                             -------------   -------------
Net income                                   $  3,841,550    $    169,910
                                             =============   =============
Income before extraordinary item
  allocated to General Partner               $  1,719,210    $      8,496
                                             =============   =============
Income before extraordinary item
  allocated to Limited Partners              $  2,217,893    $    161,414
                                             =============   =============
Income before extraordinary item
  per Limited Partnership Interest
  (75,005 issued and outstanding)            $      29.56    $       2.15
                                             =============   =============
Extraordinary item allocated to
  General Partner                            $    (80,996)           None
                                             =============   =============

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)

                                                  1997            1996
                                             -------------   -------------
Extraordinary item allocated to
  Limited Partners                           $    (14,557)           None
                                             =============   =============
Extraordinary item per Limited
  Partnership Interest (75,005
  issued and outstanding)                    $      (0.19)           None
                                             =============   =============
Net income allocated to General Partner      $  1,638,214    $      8,496
                                             =============   =============
Net income allocated to Limited Partners     $  2,203,336    $    161,414
                                             =============   =============
Net income per Limited Partnership Interest
  (75,005 issued and outstanding)            $      29.37    $       2.15
                                             =============   =============
Distribution to Limited Partners                     None    $  5,775,385
                                             =============   =============
Distribution per Limited Partnership
  Interest (75,005 issued and outstanding)           None    $      77.00
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1997 and 1996
                                  (Unaudited)

                                                1997            1996
                                             -------------   -------------
Operating activities:
  Net income                                 $ 27,182,132    $  8,925,172
  Adjustments to reconcile net income to net
    cash (used in) provided by
    operating activities:
      Debt extinguishment expenses                327,266          56,825
      Gains on sales of properties            (28,828,617)     (7,982,491)
      Depreciation of properties                  145,762       1,137,787
      Amortization of deferred expenses            14,561         122,134
      Net change in:
        Escrow deposits                         1,398,303         430,426
        Accounts receivable                        35,179        (184,234)
        Prepaid expenses                          116,589         (31,910)
        Accounts payable                          (59,628)        (57,677)
        Due to affiliates                         (40,331)         42,346
        Accrued liabilities                      (775,260)       (274,955)
        Security deposits                        (236,745)        (31,147)
                                             -------------   -------------
  Net cash (used in) provided by
    operating activities                         (720,789)      2,152,276
                                             -------------   -------------
Investing activities:
  Proceeds from sales of properties            56,099,667      14,529,423
  Payment of selling costs                     (1,415,286)       (124,346)
                                             -------------   -------------
  Net cash provided by investing activities    54,684,381      14,405,077
                                            -------------   -------------
Financing activities:
  Distributions to Limited Partners           (20,337,606)     (7,462,998)
  Repayment of mortgage note payable -           (734,154)
    affiliate
  Repayment of mortgage notes payable         (33,191,739)     (8,951,783)
  Principal payments on mortgage notes
    payable                                       (29,212)       (431,303)
                                             -------------   -------------
  Net cash used in financing activities       (54,292,711)    (16,846,084)
                                             -------------   -------------

Net change in cash and cash equivalents          (329,119)       (288,731)
Cash and cash equivalents at beginning
    of period                                   4,948,152       2,734,729
                                             -------------   -------------
Cash and cash equivalents at end of period   $  4,619,033    $  2,445,998
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) For financial statement purposes, in previous years partners were allocated income and loss in accordance with the profit and loss percentages in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their remaining economic interests as provided for in the Partnership Agreement, the income allocations between partners have been adjusted for financial statement purposes in 1997.

(b) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1997, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold the Desert Sands Village and Sandridge - Phase II apartment complexes. During 1997, the Partnership sold its remaining properties, the Deer Oaks, Eagle Crest - Phase I, Springs Pointe Village and Walnut Ridge - Phases I and II apartment complexes. The Partnership has retained a portion of the cash to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 7 of Notes to Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

3. Interest Expense:

During the nine months ended September 30, 1997 and 1996, the Partnership incurred and paid interest expense on mortgage notes payable to non-affiliates of $383,988 and $2,491,333, respectively.

4. Transactions with affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1997 are:

                                           Paid
                                    ----------------------
                                    Nine Months    Quarter      Payable
                                    ------------  ---------    ----------

   Reimbursement of expenses to
     the General Partner, at cost   $ 102,467      $ 17,441   $ 70,890

In February 1997, the Partnership repaid the Walnut Ridge - Phase II apartment complex note payable to The Balcor Company ("TBC"), an affiliate of the General Partner. The Partnership repaid the $734,154 loan with proceeds received from the sale of the property. During the nine months ended September 30, 1997 and 1996, the Partnership incurred interest expense on the TBC loan of $6,638 and $58,729, and paid interest expense of $13,276 and $52,305, respectively.

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

(b) In January 1997, the Partnership sold the Walnut Ridge - Phases I and II apartment complexes in an all cash sale for $19,475,000. The purchaser received a $300,000 credit against the purchase price for certain repairs at the properties. From the proceeds of the sale, the Partnership paid $10,752,114 to the third party mortgage holder in full satisfaction of the first mortgage loans, repaid a $740,792 loan including accrued interest from TBC, paid $470,165 in selling costs and $430,085 of prepayment penalties. The basis of the properties was $10,277,246 which is net of accumulated depreciation of $8,176,330. For financial statement purposes, the Partnership recognized a gain of $8,427,589 from the sale of these properties.

(c) Eagle Crest - Phase I Apartments was owned by a joint venture between the Partnership and seller. In January 1997, the joint venture sold the property in an all cash sale for $9,508,000. From the proceeds of the sale, the Partnership paid $7,093,430 to the third party mortgage holder in full satisfaction of the first mortgage loan, $357,702 in selling costs and $675,281 of prepayment penalties. The basis of the property was $5,340,277 which is net of accumulated depreciation of $4,172,793. For financial statement purposes, the Partnership recognized a gain of $3,810,021 from the sale of this property, and the joint venture partner was not allocated any of the gain. The Partnership received all net proceeds from the sale.

(d) Deer Oaks Apartments was owned by a joint venture between the Partnership and seller. In August 1997, the joint venture sold the property in an all cash sale for $7,250,000. From the proceeds of the sale, the Partnership paid $4,701,161 to the third party mortgage holder in full satisfaction of the first mortgage loan and $194,408 in selling costs. The basis of the property was $3,067,073 which is net of accumulated depreciation of $2,669,261. For financial statement purposes, the Partnership recognized a gain of $3,988,519 from the sale of this property, and the joint venture partner was not allocated any of the gain. The Partnership received all net proceeds from the sale.

6. Extraordinary Item:

In 1997, the Partnership paid prepayment penalties totaling $1,105,366 in connection with the sales of the Eagle Crest - Phase I and Walnut Ridge - Phases I and II apartment complexes and wrote off the remaining unamortized deferred expenses totaling $327,266 in connection with the sales of the Deer Oaks, Eagle Crest - Phase I, Springs Pointe Village and Walnut Ridge - Phases I and II apartment complexes. These amounts were recognized as an extraordinary item and classified as debt extinguishment expenses for financial statement purposes.

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

8. Subsequent Event:

In October 1997, the Partnership made a distribution of $2,390,409 ($31.87 per Interest) to Limited Partners representing a special distribution of Net Cash Proceeds received in connection with the sale of the Deer Oaks Apartments.

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Realty Investors-83 (the "Partnership") is a limited partnership formed in 1981 to invest in and operate income-producing real property. The Partnership raised $75,005,000 from sales of Limited Partnership Interests and utilized these proceeds to acquire eleven real property investments and a minority joint venture interest in one additional real property. Prior to 1996, the Partnership disposed of five of these properties, including the property in which the Partnership held a minority joint venture interest. The Partnership sold two properties during 1996 and the remaining five properties in 1997.

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

Operations
----------

Summary of Operations
---------------------

The Partnership recognized substantially larger gains in connection with the sales of four of its properties in January 1997 and one property in August 1997 as compared to the gain recognized during June 1996 related to the sale of one of its properties. This was the primary reason net income increased during the nine months and quarter ended September 30, 1997 as compared to the same periods in 1996. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

Unless otherwise noted, discussions of fluctuations between 1997 and 1996 refer to both the nine months and quarters ended September 30, 1997 and 1996.

The Partnership sold the Eagle Crest - Phase I, Springs Pointe Village and Walnut Ridge - Phases I and II apartment complexes during January 1997, and the Deer Oaks Apartments in August 1997. The Partnership recognized gains in connection with these 1997 sales totaling of $28,828,617. The Partnership sold the Desert Sands Village Apartments in June 1996 and recognized a gain in connection with the sale of $7,982,491. The sales of these properties and the Sandridge - Phase II Apartments in November 1996 resulted in decreases in rental and service income, interest expense on mortgage notes payable, depreciation, amortization, property operating expenses, real estate taxes and property management fees during 1997 as compared to 1996.

Higher average cash balances were available for investment in 1997 due to proceeds received in connection with the 1997 property sales prior to distribution to Limited Partners. This resulted in an increase in interest income on short-term investments during 1997 as compared to 1996.

The Partnership reached a settlement with the seller of the Deer Oaks Apartments in February 1996 and received $208,250 of settlement income relating primarily to amounts due from the seller under the management and guarantee agreement.

The Partnership incurred additional legal, postage, printing and investor processing costs in 1996 in connection with the Partnership's response to a tender offer. This was the primary reason for the decrease in administrative expenses during 1997 as compared to 1996. The Partnership also incurred higher portfolio management fees during 1996 which contributed to the decrease.

During 1997, the Partnership wrote off the remaining unamortized deferred expenses in connection with the sales of the Deer Oaks, Eagle Crest - Phase I and Walnut Ridge - Phases I and II apartment complexes totaling $327,266, and paid prepayment penalties in connection with the sales of the Eagle Crest - Phase I and Walnut Ridge - Phases I and II apartment complexes totaling $1,105,366. During 1996, the Partnership wrote off the remaining unamortized deferred expenses in connection with the sale of Desert Sands Village Apartments totaling $56,825. These amounts were recognized as an extraordinary item and classified as debt extinguishment expenses for financial statement purposes.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $329,000 as of September 30, 1997 when compared to December 31, 1996 primarily due to the payment of a special distribution to Limited Partners in 1997 of proceeds received from the sale of Sandridge - Phase II Apartments in November 1996, which was offset by the net proceeds received from the sale of the Deer Oaks Apartments in August 1997. The Partnership used cash of approximately $721,000 to fund its operating activities. The payment of administrative expenses and prepayment penalties was partially offset by the cash flow generated by the Partnership's properties, interest income earned on short-term investments and the collection of certain escrow deposits related to sold properties. The Partnership received cash of approximately $54,684,000 from its investing activities relating to proceeds received from the 1997 property sales, net of closing costs. The Partnership used cash to fund its financing activities which consisted of distributions to Limited Partners of approximately $20,337,000, the repayment of the loan payable to an affiliate of the General Partner, related to the Walnut Ridge - Phase II Apartments of approximately $734,000, principal payments on mortgage notes payable of approximately $29,000, and the repayment of mortgage notes payable of approximately $33,192,000. In addition, in October 1997, the Partnership made a special distribution of $2,390,409 to Limited Partners from available proceeds received from the Deer Oaks Apartments sale, as discussed below.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold the Desert Sands Village and Sandridge - Phase II apartment complexes. During 1997, the Partnership sold its remaining properties, the Deer Oaks, Eagle Crest - Phase I, Springs Pointe Village, and Walnut Ridge - Phases I and II apartment complexes. The Partnership has retained a portion of the cash to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 7 of Notes to Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

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

In January 1997, the Partnership sold the Walnut Ridge - Phases I and II apartment complexes in an all cash sale for $19,475,000. The purchaser received a $300,000 credit against the purchase price for certain repairs at the property. From the proceeds of the sale, the Partnership paid $10,752,114 to the third party mortgage holder in full satisfaction of the first mortgage loans, repaid a $740,792 loan including accrued interest from an affiliate of the General Partner, and paid $470,165 in selling costs and a prepayment penalty of $430,085. The remaining proceeds from this sale were distributed to Limited Partners in April 1997. See Note 5 of Notes to Financial Statements for additional information.

Eagle Crest - Phase I Apartments was owned by a joint venture between the Partnership and seller. In January 1997, the joint venture sold the property in an all cash sale for $9,508,000. From the proceeds of the sale, the property paid $7,093,430 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $357,702 in selling costs and a prepayment penalty of $675,281. The Partnership received all remaining net proceeds from this sale, which were distributed to Limited Partners in April 1997. See Note 5 of Notes to Financial Statements for additional information.

Deer Oaks Apartments was owned by a joint venture between the Partnership and seller. In August 1997, the joint venture sold the property in an all cash sale for $7,250,000. From the proceeds of the sale, the joint venture paid $4,701,161 to the third party mortgage holder in full satisfaction of the first mortgage loan and paid $194,408 in selling costs. The Partnership received all remaining net proceeds from this sale, which were distributed to Limited Partners in October 1997. See Note 5 of Notes to Financial Statements for additional information.

In October 1997, the Partnership made a distribution of $2,390,409 ($31.87 per Interest) to the holders of Limited Partnership Interests. This amount represents a special distribution of available Net Cash Proceeds received in connection with the sale of the Deer Oaks Apartments. Including the October 1997 distribution, Limited Partners have received distributions of Net Cash Receipts of $105.50 and Net Cash Proceeds of $541.02, totaling $646.52 per $1,000 Interest, as well as certain tax benefits. Since all of the Partnership's properties have been sold, no additional distributions are expected. Limited Partners will not recover all of their original investment.

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 5.  Other Information
--------------------------

Deer Oaks Apartments
--------------------

As previously reported, on July 18, 1997, the limited partnership (the "Limited Partnership") which owns Deer Oaks Apartments, San Antonio, Texas, and which consists of the Partnership as general partner and the seller of the property to the Limited Partnership as limited partner, contracted to sell the property to an unaffiliated party, Churchill Forge, Inc., a Delaware corporation, for a sale price of $7,250,000. The purchaser assigned its rights under the agreement of sale to its affiliate, C.F. Deer Oaks Associates Limited Partnership, a Texas limited partnership, and the sale closed on August 29, 1997. From the proceeds of the sale, the Limited Partnership repaid the outstanding balance of the first mortgage loan of $4,701,161 and paid $145,000 as a brokerage commission to an affiliate of the third party providing property management services for the property and $49,408 in closing costs. The Limited Partnership received the remaining $2,354,431 of sale proceeds. The Partnership is entitled to receive all of these net sale proceeds.

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

(27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1997 is attached hereto.

(b) Reports on Form 8-K: A Current Report on Form 8-K dated July 18, 1997 was filed reporting the contract to sell the Deer Oaks Apartments, in San Antonio, Texas.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BALCOR REALTY INVESTORS-83

                              By:/s/Thomas E. Meador
                                  -----------------------------
                                  Thomas E. Meador
                                  President and Chief Executive Officer
                                  (Principal Executive Officer) of Balcor
                                  Partners-XIII, the General Partner

                              By:/s/Jayne A. Kosik
                                  ------------------------------
                                  Jayne A. Kosik
                                  Managing Director and Chief Financial
                                  Officer (Principal Accounting Officer) of
                                  Balcor Partners-XIII, the General Partner


Date:  November 13, 1997
      -------------------