Form 10-K
period 1997-12-31
BALCOR REALTY INVESTORS 83
filed 1998-03-26
CIK 705959

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1997
                          -----------------
                                      OR

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

Item 1. Business
----------------

Balcor Realty Investors-83 (the "Registrant") is a limited partnership formed in 1981 under the laws of the State of Illinois. The Registrant raised $75,005,000 from sales of Limited Partnership Interests. The Registrant has retained cash reserves from the sale of its real estate investments for contingencies which exist or may arise. The Registrant's operations currently consist of interest income earned on short-term investments and the payment of administrative expenses.

The Registrant utilized the net offering proceeds to acquire eleven real property investments and a minority joint venture interest in an additional property and has since disposed of all of these investments. The Partnership Agreement provides that the proceeds of any sale or refinancing of the Registrant's properties will not be reinvested in new acquisitions.

The Partnership Agreement provides for the dissolution of the Registrant upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Registrant sold two properties. During 1997, the Registrant sold its remaining five properties, the Springs Pointe Village, Walnut Ridge - Phases I and II, Eagle Crest - Phase I and Deer Oaks apartment complexes. The Registrant has retained a portion of the cash from the property sales to satisfy obligations of the Registrant as well as establish a reserve for contingencies. The timing of the termination of the Registrant and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Registrant including, but not limited to, the lawsuits discussed in "Item 3. Legal Proceedings". In the absence of any such contingencies, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves maybe held by the Registrant for a longer period of time.

The Registrant sold the Springs Pointe Village, Walnut Ridge - Phases I and II, Eagle Crest - Phase I and Deer Oaks apartment complexes during 1997 in all cash sales for $20,166,667, $19,475,000, $9,508,000, $7,250,000, respectively. See
"Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources" for additional information.

The Registrant no longer has an ownership interest in any real estate investment. The General Partner is not aware of any material potential liability relating to environmental issues or conditions affecting real estate formerly owned by the Registrant.

The officers and employees of Balcor Partners-XIII, the General Partner of the Registrant, and its affiliates perform services for the Registrant. The Registrant currently has no employees engaged in its operations.

Item 2. Properties
------------------

As of December 31, 1997, the Registrant did not own any properties.

In the opinion of the General Partner, the Registrant has obtained adequate insurance coverage.

See Notes to Financial Statements for other information regarding former real property investments.

Item 3.  Legal Proceedings
--------------------------

Klein, et al. vs Lehman Brothers, Inc., et al.
--------------------------------------------

On August 30, 1996, a proposed class action complaint was filed, Lenore Klein, et al. vs. Lehman Brothers, Inc., et al. (Superior Court of New Jersey, Law Division, Union County, Docket No. Unn-L-5162-96). The complaint was amended on each of October 18, 1996, December 5, 1997 and January 15, 1998. The Registrant, additional limited partnerships which were sponsored by The Balcor Company (together with the Registrant, the "Affiliated Partnerships"), The Balcor Company, American Express Financial Advisors, and other affiliated entities and various individuals are named defendants in the action. The most recent amended complaint, plaintiffs' Third Amended Complaint, alleges, among other things, common law fraud and deceit, negligent misrepresentation, breach of contract, breach of fiduciary duty and violation of certain New Jersey statues relating to the disclosure of information in the offering of limited partnership interests in the Affiliated Partnerships, the marketing of interests in the Affiliated Partnerships and the acquisition of real properties for the Affiliated Partnerships. The Third Amended Complaint seeks judgment for compensatory damages equal to the amount invested in the Affiliated Partnerships by the proposed class plus interest; general damages for injuries arising from the defendants' alleged actions; equitable relief, including rescission, on certain counts; punitive damages; treble damages on certain counts; recovery from the defendants of all profits received by them as a result of their alleged actions relating to the Affiliated Partnerships; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes it has meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Registrant.

Masri vs. Lehman Brothers., et al
---------------------------------

On February 29, 1996, a proposed class action complaint was filed, Raymond Masri vs. Lehman Brothers, Inc., et al., Case No. 96/103727 (Supreme Court of the State of New York, County of New York). The Registrant, additional limited partnerships which were sponsored by The Balcor Company, three limited partnerships sponsored by the predecessor of Lehman Brothers, Inc. (together with the Registrant and the affiliated partnerships, the "Defendant Partnerships"), Lehman Brothers, Inc. and Smith Barney, Inc. are defendants. The complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation and breach of fiduciary duty relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest accrued thereon; general damages for injuries arising from the defendants' alleged actions; recovery from the defendants of all profits received by them as a result of their alleged actions relating to the Defendant Partnerships; exemplary damages; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes it has meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Registrant.

Plaintiffs' counsel has indicated an intent to withdraw this complaint. Raymond Masri has joined as an additional plaintiff in the Lenore Klein matter discussed above.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1997.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
-------------------------------------------------------------------------
Matters
-------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop. For information regarding distributions, see "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources".

As of December 31, 1997, the number of record holders of Limited Partnership Interests of the Registrant was 6,378.

Item 6. Selected Financial Data
-------------------------------

                             Year ended December 31,
                  ------------------------------------------------------------
                        1997     1996        1995       1994          1993
                  ----------- ----------- ----------- ------------ -----------
Total income      $1,586,170 $13,199,107 $15,442,492  $16,120,215 $16,565,748
(Loss) income
 before gain
 on sales of
 properties and
 extraordinary
 items             (270,634)   1,335,402     734,890    (291,500)  (774,247)
Net income        27,125,351  11,374,454   3,387,955    1,108,900  2,994,111
Net income
 per Limited Part-
 nership Interest-
 Basic and Diluted     324.25     144.07       42.91        14.05      37.92
Total assets        2,173,714 32,876,002  42,023,971   55,306,162 58,987,183
Mortgage notes
 payable                None  33,955,105  46,407,211   56,248,201 58,567,203
Distributions per
 Limited Partner-
 ship Interest(A)     303.02      105.50       85.00        18.00       None

(A) These amounts include distributions of Original Capital of $297.02, $77.00 and $67.00 per Limited Partnership Interest for 1997, 1996 and 1995, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Operations
----------

Summary of Operations
---------------------

Balcor Realty Investors-83 (the "Partnership") sold one property during 1995, two properties during 1996 and its remaining five properties during 1997. The Partnership recognized significantly higher gains on the sales of properties in 1997 as compared to 1996. This was the primary reason net income increased during 1997 as compared to 1996. The gains on sales of properties recognized during 1996 were higher than the gain on sale recognized in 1995. This was the primary reason net income increased in 1996 as compared to 1995. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

The Partnership sold the Springs Pointe Village, Walnut Ridge - Phases I and II, Eagle Crest - Phase I and Deer Oaks apartment complexes during 1997 and the Desert Sands Village and Sandridge - Phase II apartment complexes during 1996. The Partnership recognized gains in connection with the 1997 and 1996 sales totaling $28,828,617 and $10,262,536, respectively. As a result, rental and service income, interest expense on mortgage notes payable, depreciation, amortization of deferred expenses, property operating expenses, real estate taxes and property management fees decreased during 1997 as compared to 1996.

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

The Partnership recognized other income during 1997 in connection with refunds of prior years' insurance premiums relating to the Partnership's properties.

The Partnership incurred additional legal, postage, printing and investor processing costs in 1996 in connection with the Partnership's response to a tender offer. This was the primary reason for the decrease in administrative expenses during 1997 as compared to 1996. The Partnership also incurred higher portfolio management fees during 1996 which contributed to the decrease.

During 1997, the Partnership wrote-off the remaining unamortized deferred expenses in connection with the sales of the Walnut Ridge - Phases I and II, Eagle Crest - Phase I and Deer Oaks apartment complexes totaling $327,266 and paid prepayment penalties in connection with the sales of the Walnut Ridge - Phases I and II and Eagle Crest - Phase I apartment complexes totaling $1,105,366. During 1996, the Partnership wrote-off the remaining unamortized deferred expenses in connection with the sales of Sandridge - Phase II and Desert Sands Village apartment complexes totaling $151,959 and paid a prepayment penalty of $71,525 in connection with the sale of Sandridge - Phase II Apartments. These amounts were recognized as debt extinguishment expenses and classified as extraordinary items for financial statement purposes.

1996 Compared to 1995
---------------------

The Partnership sold two properties in 1996, and the North Cove Apartments in 1995, which resulted in a decrease in rental and service income of approximately $2,517,000 during 1996 as compared to 1995. The decrease was partially offset by increases in rental and service income during 1996 at all of the Partnership's remaining properties totaling approximately $260,000.

Due to lower average cash balances as a result of special distributions made to Limited Partners in October 1995, and April and July 1996, interest income on short-term investments decreased during 1996 as compared to 1995.

The sales of the Desert Sands Village and North Cove apartment complexes were the primary reasons for the decrease in interest expense on mortgage notes payable, depreciation, real estate taxes and property management fees during 1996 as compared to 1995.

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

During 1995, the Partnership recognized a gain of $2,711,565 in connection with the sale of North Cove Apartments.

During 1995, the Partnership recognized an extraordinary gain on forgiveness of debt of $40,653 in connection with the settlement reached with the seller of the Springs Pointe Village and Desert Sands Village apartment complexes.

In June 1995, the first mortgage loan collateralized by Deer Oaks Apartments was refinanced, and a prepayment penalty of $43,153 was incurred. Also in June 1995, the North Cove Apartments was sold and the Partnership wrote-off the remaining unamortized deferred expenses related to the property of $56,000. These amounts have been recognized as debt extinguishment expenses and classified as extraordinary items for financial statement purposes.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $2,795,000 as of December 31, 1997 when compared to December 31, 1996 primarily due to the payment of a distribution to Limited Partners in 1997 of proceeds received from the sale of Sandridge - Phase II Apartments in November 1996. The Partnership used cash of approximately $796,000 to fund its operating activities. The payment of administrative expenses, operating expenses related to sold properties and prepayment penalties was partially offset by the cash flow from interest income earned on short-term investments and the collection of escrow deposits related to sold properties. The Partnership received cash of approximately $54,684,000 from its investing activities relating to proceeds received from the 1997 property sales, net of closing costs. The Partnership used cash to fund its financing activities which consisted of distributions to Limited Partners of approximately $22,728,000, the repayment of the loan payable to an affiliate of the General Partner related to the Walnut Ridge - Phase II Apartments of approximately $734,000, principal payments on mortgage notes payable of approximately $29,000, and the repayment of mortgage notes payable of approximately $33,192,000. In January 1998, the Partnership made a distribution to Limited Partners of $258,774 from remaining available Net Cash Proceeds, as discussed below.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold two properties. During 1997, the Partnership sold its remaining five properties, the Springs Pointe Village, Walnut Ridge - Phases I and II, Eagle Crest - Phase I and Deer Oaks apartment complexes. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in "Item 3. Legal Proceedings". In the absence of any such contingencies, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

In January 1997, the Partnership sold the Springs Pointe Village Apartments in an all cash sale for $20,166,667. From the proceeds of the sale, the Partnership paid $10,645,034 to the third party mortgage holder in full satisfaction of the first mortgage loan and paid $393,011 in selling costs. Pursuant to the terms of the sale, $344,729 of the proceeds was retained by the Partnership and was unavailable for distribution until April 1997, at which time the funds were released in full. The remaining proceeds from this sale were distributed to Limited Partners in April 1997. See Note 10 of Notes to Financial Statements for additional information.

In January 1997, the Partnership sold the Walnut Ridge - Phases I and II apartment complexes in an all cash sale for $19,475,000. The purchaser received a $300,000 credit against the purchase price for certain repairs at the properties. From the proceeds of the sale, the Partnership paid $10,752,114 to the third party mortgage holder in full satisfaction of the first mortgage loans, repaid a $740,792 loan including accrued interest from an affiliate of the General Partner, and paid $470,165 in selling costs and a prepayment penalty of $430,085. The remaining proceeds from this sale were distributed to Limited Partners in April 1997. See Note 10 of Notes to Financial Statements for additional information.

Eagle Crest - Phase I Apartments was owned by a joint venture between the Partnership and seller. In January 1997, the joint venture sold the property in an all cash sale for $9,508,000. From the proceeds of the sale, the joint venture paid $7,093,430 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $357,702 in selling costs and a prepayment penalty of $675,281. The Partnership received all remaining net proceeds from this sale which were distributed to Limited Partners in April 1997. See Notes 7 and 10 of Notes to Financial Statements for additional information.

Deer Oaks Apartments was owned by a joint venture between the Partnership and seller. In August 1997, the joint venture sold the property in an all cash sale for $7,250,000. From the proceeds of the sale, the joint venture paid $4,701,161 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $194,408 in selling costs. The Partnership received all remaining net proceeds from this sale, which were distributed to Limited Partners in October 1997. See Notes 7 and 10 of Notes to Financial Statements for additional information.

The General Partner made distributions totaling $303.02, $105.50 and $85.00 per Interest in 1997, 1996, and 1995, respectively. See Statement of Partners' Capital for additional information. Distributions were comprised of $6.00 of Net Cash Receipts and $297.02 of Net Cash Proceeds during 1997, $28.50 of Net Cash Receipts and $77.00 of Net Cash Proceeds during 1996 and $18.00 of Net Cash Receipts and $67.00 of Net Cash Proceeds during 1995.

In January 1998, the Partnership made a distribution of $258,774 ($3.45 per Interest) to the holders of Limited Partnership Interests representing a distribution of remaining available Net Cash Proceeds. Including the January 1998 distribution, Limited Partners have received distributions of Net Cash Receipts of $105.50 and Net Cash Proceeds of $544.47, totaling $649.97 per $1,000 Interest, as well as certain tax benefits. No additional distributions are anticipated to be made prior to the termination of the Partnership. However, after paying final partnership expenses, any remaining cash reserves will be distributed. Limited Partners will not recover all of their original investment.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See Index to Financial Statements in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                         December 31, 1997         December 31, 1996
                      -----------------------  -------------------------
                      Financial        Tax       Financial        Tax
                      Statements     Returns    Statements      Returns
                      ----------    ---------   ----------     ---------

Total assets          $2,173,714  $10,505,531  $32,876,002   $23,905,692

Partners' capital
(deficit):
  General Partner      (104,991)    (104,991)  (2,910,234)   (5,953,636)
  Limited Partners     2,215,330   10,566,385      623,237   (5,329,139)
Net income:
  General Partner      2,805,243    5,848,645      568,723     (217,697)
  Limited Partners    24,320,108   38,623,539   10,805,731    17,444,702
  Per Limited Part-
    nership Interest      324.25(A)    514.95       144.07(A)     232.58

(A) Amount represents basic and diluted net income per Limited Partnership Interest.

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

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Partners-XIII, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experiences of the executive officers and significant employees of the General Partner of the Registrant are as follows:

          TITLE                                OFFICERS

Chairman, President and Chief                  Thomas E. Meador
   Executive Officer
Senior Vice President                          Alexander J. Darragh
Senior Vice President                          John K. Powell, Jr.
Senior Managing Director, Chief                Jayne A. Kosik
   Financial Officer, Treasurer
   and Assistant Secretary

Thomas E. Meador (age 50) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a member of the board of directors of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (age 43) joined Balcor in September 1988 and is responsible for real estate advisory services for Balcor and American Express Company. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

John K. Powell Jr. (age 47) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management function. He is a member of the board of directors of The Balcor Company. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Jayne A. Kosik (age 40) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Senior Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1997.

Item 11. Executive Compensation
-------------------------------

The Registrant paid $2,139 in 1997 with respect to one of the executive officers and directors of Balcor Partners-XIII, the General Partner. The Registrant has not paid and does not propose to pay any remuneration to the remaining executive officers and directors of the General Partner. The other officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 9 of Notes to Financial Statements for information relating to transactions with affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

(a) The following entity is the sole Limited Partner which owns beneficially more then 5% of the outstanding Limited Partnership Interests of the
Registrant:

                           Name and         Amount and
                           Address of       Nature of
                           Beneficial       Beneficial
       Titled of Class     Owner            Ownership    Percent of Class
       ---------------   -----------       -----------  -----------------
       Limited             WIG 83            5,753.08           7.67%
       Partnership         Partners          Limited
       Interests           Chicago,          Partnership
                           Illinois          Interests

       Limited             Metropolitan      3,334.70           4.45%
       Partnership         Acquisition VII   Limited
       Interests           Greenville,       Partnership
                           South Carolina    Interests

While Metropolitan Acquisition VII owns less than 5% of the Interests, for purposes of this Item 12, Metropolitan Acquisition VII is an affiliate of WIG 83 Partners and, collectively, they own 12.12% of the Interests.

(b) Balcor Partners-XIII and its officers and partners own as a group the following Limited Partnership Interests in the Registrant:

                                  Amount
                               Beneficially
         Title of Class            Owned       Percent of Class
         --------------        -------------   ----------------

         Limited Partnership   99 Interests      Less than 1%
           Interests

Relatives of the officers and affiliates of the partners of the General Partner own 18 additional Interests.

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

(b)(ii) Master Amendment and Agreement dated May 22, 1996 relating to the sale of Desert Sands Village Apartments, previously filed as Exhibit (10)(b)(ii) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 is incorporated herein by reference.

(b)(iii) Master Amendment and Agreement #2 dated May 22, 1996 relating to the sale of Desert Sands Village Apartments, previously filed as Exhibit
(10)(b)(iii) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 is incorporated herein by reference.

(b)(iv) Letter Agreement dated May 22, 1996 relating to the sale of Desert Sands Village Apartments, previously filed as Exhibit (99) to the Registrant's Current Report on Form 8-K dated June 28, 1996, is incorporated herein by reference.

(c)(i) Agreement of Sale and attachment thereto relating to the sale of Springs Pointe Village Apartments, previously filed as Exhibit (10)(c) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

(d)(i) Agreement of Sale and attachment thereto relating to the sale of the Walnut Ridge Apartments, Phases I and II, previously filed as Exhibit (2)(a) to the Registrant's Current Report on Form 8-K dated October 7, 1996 is incorporated herein by reference.

(d)(ii) Amendment to Agreement of Sale relating to the sale of Walnut Ridge Apartments, Phases I and II, previously filed as Exhibit (10)(d)(ii) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

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

(f)(i) Agreement of Sale and attachment thereto relating to the Deer Oaks Apartments, San Antonio, Texas, previously filed as Exhibit (2)(i) to the Registrant's Current Report on Form 8-K dated July 18, 1997 is incorporated herein by reference.

(f)(ii) First Amendment to Agreement of Sale relating to the sale of the Deer Oaks Apartments, San Antonio, Texas, previously filed as Exhibit (2)(ii) to the Registrant's Current Report on Form 8-K dated July 18, 1997 is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for 1997 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended December 31, 1997.

(c) Exhibits: See Item 14 (a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR REALTY INVESTORS-83

                         By:/s/Jayne A. Kosik
                             ------------------------------
                               Jayne A. Kosik
                               Senior Managing Director and Chief
                               Financial Officer (Principal
                               Accounting Officer)
                               of Balcor Partners-XIII, the
                               General Partner

Date:  March 25, 1998
      ------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                      Title                      Date
----------------------   -------------------------------   ----------------

                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Partners-XIII,
                         the General Partner
/s/Thomas E. Meador                                          March 25, 1998
--------------------                                         --------------
   Thomas E. Meador
                         Jayne A. Kosik
                         Senior Managing Director and Chief
                         Financial Officer (Principal
                         Accounting Officer)
                         of Balcor Partners-XIII, the
                         General Partner
/s/Jayne A. Kosik                                            March 25, 1998
--------------------                                         --------------
   Jayne A. Kosik

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1997 and 1996

Statements of Partners' Capital (Deficit), for the years ended December 31, 1997, 1996 and 1995

Statements of Income and Expenses, for the years ended December 31, 1997, 1996 and 1995

Statements of Cash Flows, for the years ended December 31, 1997, 1996 and 1995

Notes to Financial Statements

Financial Statement Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Balcor Realty Investors-83:

We have audited the financial statements of Balcor Realty Investors-83 (An Illinois Limited Partnership) as listed in the Index of this Form 10-K. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Realty Investors-83 at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

As described in Note 2 to the financial statements, the partnership agreement provides for the dissolution of the Partnership upon the disposition of all its real estate interests. As of December 31, 1997, the Partnership has disposed of all of its remaining real estate interests. Upon resolution of the litigation described in Note 12 to the financial statements, the Partnership intends to cease operations and dissolve.


                                   COOPERS & LYBRAND L.L.P.

Chicago, Illinois
March 23, 1998

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1997 and 1996

                                    ASSETS

                                               1997           1996
                                           -------------- --------------
Cash and cash equivalents                  $   2,153,216  $   4,948,152
Escrow deposits                                               1,398,303
Accounts and accrued interest receivable          20,498         69,605
Prepaid expenses                                                116,589
Deferred expenses, net of accumulated
  amortization of $572,658 in 1996                              341,827
                                           -------------- --------------
                                               2,173,714      6,874,476
                                           -------------- --------------
Investment in real estate:
  Land                                                        6,914,189
  Buildings and improvements                                 40,057,396
                                                          --------------
                                                             46,971,585
  Less accumulated depreciation                              20,970,059
                                                          --------------
Investment in real estate, net of
  accumulated depreciation                                   26,001,526
                                           -------------- --------------
                                           $   2,173,714  $  32,876,002
                                           ============== ==============

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accounts payable                           $      25,081  $      84,668
Due to affiliates                                 38,294        111,221
Accrued liabilities, principally real
  estate taxes                                                  775,260
Security deposits                                               236,745
Mortgage note payable-affiliate                                 734,154
Mortgage notes payable                                       33,220,951
                                           -------------- --------------
     Total liabilities                            63,375     35,162,999
                                           -------------- --------------
Commitments and contingencies

Limited Partners' capital (75,005
 Interests issued and outstanding)             2,215,330        623,237
General Partner's deficit                       (104,991)    (2,910,234)
                                           -------------- --------------
     Total partners' capital (deficit)         2,110,339     (2,286,997)
                                           -------------- --------------
                                           $   2,173,714  $  32,876,002
                                           ============== ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
             for the years ended December 31, 1997, 1996 and 1995

                                 Partners' Capital (Deficit) Accounts
                             -------------- ------------------------------
                                                 General        Limited
                                  Total          Partner        Partners
                             -------------- --------------- --------------

Balance at December 31, 1994 $  (2,760,951) $   (3,648,355) $     887,404

Cash distributions to
  Limited Partners (A)          (6,375,427)                    (6,375,427)

Net income for the year
  ended December 31, 1995        3,387,955         169,398      3,218,557
                             -------------- --------------- --------------
Balance at December 31, 1995    (5,748,423)     (3,478,957)    (2,269,466)

Cash distributions to
  Limited Partners (A)          (7,913,028)                    (7,913,028)

Net income for the year
  ended December 31, 1996       11,374,454         568,723     10,805,731
                             -------------- --------------- --------------
Balance at December 31, 1996    (2,286,997)     (2,910,234)       623,237

Cash distributions to
  Limited Partners (A)         (22,728,015)                   (22,728,015)

Net income for the year
  ended December 31, 1997       27,125,351       2,805,243     24,320,108
                             -------------- --------------- --------------
Balance at December 31, 1997 $   2,110,339  $     (104,991) $   2,215,330
                             ============== =============== ==============

(A) Summary of cash distributions per Interest:

                                      1997            1996           1995
                             -------------- --------------- --------------

      First Quarter          $       41.00  $         4.50  $        4.50
      Second Quarter                230.15           18.00           4.50
      Third Quarter                   None           77.00           4.50
      Fourth Quarter                 31.87            6.00          71.50

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1997, 1996 and 1995

                                  1997            1996            1995
                             -------------- --------------- --------------
Income:
  Rental and service         $   1,159,961  $   12,798,083  $  15,054,742
  Interest on short-term
    investments                    388,775         192,774        387,750
  Settlement income                                208,250
  Other income                      37,434
                             -------------- --------------- --------------
    Total income                 1,586,170      13,199,107     15,442,492
                             -------------- --------------- --------------
Expenses:
  Interest on mortgage
    notes payable                  390,626       3,281,327      4,037,357
  Depreciation                     145,762       1,453,464      1,797,112
  Amortization of deferred
    expenses                        14,561         154,992        169,149
  Property operating               768,504       4,675,801      5,970,865
  Real estate taxes                140,715       1,133,389      1,300,427
  Property management fees          65,844         647,396        753,664
  Administrative                   330,792         517,336        679,028
                             -------------- --------------- --------------
    Total expenses               1,856,804      11,863,705     14,707,602
                             -------------- --------------- --------------
(Loss) income before gain
  on sales of properties and
  extraordinary items             (270,634)      1,335,402        734,890

Gain on sales of properties     28,828,617      10,262,536      2,711,565
                             -------------- --------------- --------------
Income before
  extraordinary items           28,557,983      11,597,938      3,446,455

Extraordinary items:
  Gain on forgiveness of
    debt                                                           40,653
  Debt extinguishment
    expenses                    (1,432,632)       (223,484)       (99,153)
                             -------------- --------------- --------------
  Total extraordinary items     (1,432,632)       (223,484)       (58,500)
                             -------------- --------------- --------------
Net income                   $  27,125,351  $   11,374,454  $   3,387,955
                             ============== =============== ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1997, 1996 and 1995
                                  (Continued)

                                  1997            1996           1995
                             -------------- --------------- --------------
Income before
  extraordinary items
  allocated to General
  Partner                    $   2,953,403  $      579,897  $     172,323
                             ============== =============== ==============
Income before
  extraordinary items
  allocated to Limited
  Partners                   $  25,604,580  $   11,018,041  $   3,274,132
                             ============== =============== ==============
Income before
  extraordinary items per
  Limited Partnership
  Interest (75,005 issued
  and outstanding) - Basic
  and Diluted                $      341.37  $       146.90  $       43.65
                             ============== =============== ==============
Extraordinary items
  allocated to General
  Partner                    $    (148,160) $      (11,174) $      (2,925)
                             ============== =============== ==============
Extraordinary items
  allocated to Limited
  Partners                   $  (1,284,472) $     (212,310) $     (55,575)
                             ============== =============== ==============
Extraordinary items per
  Limited Partnership
  Interest (75,005 issued
  and outstanding) - Basic
  and Diluted                $      (17.12) $        (2.83) $       (0.74)
                             ============== =============== ==============
Net income allocated to
  General Partner            $   2,805,243  $      568,723  $     169,398
                             ============== =============== ==============
Net income allocated to
  Limited Partners           $  24,320,108  $   10,805,731  $   3,218,557
                             ============== =============== ==============
Net income per Limited
  Partnership Interest
  (75,005 issued and
  outstanding) - Basic and
  Diluted                    $      324.25  $       144.07  $       42.91
                             ============== =============== ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1997, 1996 and 1995

                                  1997            1996            1995
                             -------------- --------------- --------------
Operating activities:
  Net income                 $  27,125,351  $   11,374,454  $   3,387,955
  Adjustments to reconcile
   net income to net cash
   (used in) or provided by
   operating activities:
     Gain on forgiveness of
       debt                                                       (40,653)
     Debt extinguishment
       expenses                    327,266         151,959         56,000
     Gain on sales of
       properties              (28,828,617)    (10,262,536)    (2,711,565)
     Depreciation of
       properties                  145,762       1,453,464      1,797,112
     Amortization of deferred
       expenses                     14,561         154,992        169,149
     Net change in:
       Escrow deposits           1,398,303         296,474       (134,235)
       Accounts receivable          49,107          (5,082)        33,323
       Prepaid expenses            116,589          68,111       (148,434)
       Accounts payable            (59,587)        (56,576)       (73,066)
       Due to affiliates           (72,927)         86,410        (49,247)
       Accrued liabilities        (775,260)       (163,049)      (303,409)
       Security deposits          (236,745)        (24,074)       (28,007)
                             -------------- --------------- --------------
  Net cash (used in) or
    provided by
    operating activities          (796,197)      3,074,547      1,954,923
                             -------------- --------------- --------------
Investing activities:
  Redemption of restricted
    investment                                                    700,000
  Proceeds from sales of
    properties                  56,099,667      19,779,423        954,428
  Payment of selling costs      (1,415,286)       (275,413)      (168,597)
                             -------------- --------------- --------------
  Net cash provided by
    investing activities        54,684,381      19,504,010      1,485,831
                             -------------- --------------- --------------

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1997, 1996 and 1995
                                  (Continued)

                                  1997            1996            1995
                             -------------- --------------- --------------

Financing activities:
  Distributions to Limited
    Partners                   (22,728,015)     (7,913,028)    (6,375,427)
  Repayment of mortgage
    note payable-affiliate        (734,154)                       (38,742)
  Proceeds from issuance of
    mortgage notes payable                                     11,980,000
  Repayment of mortgage
    notes payable              (33,191,739)    (11,904,134)   (11,254,363)
  Principal payments on
    mortgage notes payable         (29,212)       (547,972)      (691,660)
  Payment of deferred
    expenses                                                     (276,285)
                             -------------- --------------- --------------
  Net cash used in
    financing activities       (56,683,120)    (20,365,134)    (6,656,477)
                             -------------- --------------- --------------
Net change in cash and cash
  equivalents                   (2,794,936)      2,213,423     (3,215,723)
Cash and cash equivalents
  at beginning of year           4,948,152       2,734,729      5,950,452
                             -------------- --------------- --------------
Cash and cash equivalents
  at end of year             $   2,153,216  $    4,948,152  $   2,734,729
                             ============== =============== ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Nature of the Partnership's Business:

Balcor Realty Investors - 83 (the "Partnership") has retained cash reserves from the sale of its real estate investments for contingencies which exist or may arise. The Partnership's operations currently consist of interest income earned on short-term investments and the payment of administrative expenses.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold two properties. During 1997, the Partnership sold its remaining five properties, the Springs Pointe Village, Walnut Ridge - Phases I and II, Eagle Crest - Phase I and Deer Oaks apartment complexes. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 12 of Notes to the Financial Statements. In the absence of any such contingencies, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

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

(b) Depreciation expense was computed using straight-line and accelerated methods. Rates used in the determination of depreciation were based upon the following estimated useful lives:

                                                    Years
                                                    -----

               Buildings and improvements          20 to 30
               Furniture and fixtures                 5

Maintenance and repairs were charged to expense when incurred. Expenditures for improvements were charged to the related asset account.

As properties were sold, the related costs and accumulated depreciation were removed from the respective accounts. Any gain or loss on disposition was recognized in accordance with generally accepted accounting principles.

(c) Effective January 1, 1995, the Partnership adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". Under SFAS 121, the Partnership recorded its investments in real estate at the lower of cost or fair value, and periodically assessed, but not less than on an annual basis, possible impairment to the value of its properties. The General Partner estimated the fair value of its properties based on the current sales price less estimated closing costs. Under SFAS 121, the General Partner determined that no impairment in value had occurred prior to the sales of the properties. The General Partner considered the method referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicated otherwise.

(d) Deferred expenses consisted of loan modification and refinancing fees which were amortized over the terms of the respective agreements. Upon sale, any remaining unamortized balance was recognized as debt extinguishment expense and classified as an extraordinary item.

(e) The Financial Accounting Standard Board's Statement No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. Since quoted market prices are not available for the Partnership's financial instruments, fair values have been based on estimates using present value techniques. These techniques were significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in immediate settlement of the instrument. Statement No. 107 does not apply to all balance sheet items and excludes certain financial instruments and all non-financial instruments such as real estate and investment in joint ventures from its disclosure requirements.

(f) For financial statement purposes, in previous years partners were allocated income and loss in accordance with the provisions in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their remaining economic interests as provided for in the Partnership Agreement, income allocations between the partners have been adjusted for financial statement purposes in 1997.

(g) Revenue was recognized on an accrual basis in accordance with generally accepted accounting principles.

(h) Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less. Cash is held or invested primarily in one financial institution.

(i) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(j) A reclassification has been made to the previously reported 1996 and 1995 financial statements to conform with the classifications used in 1997. This reclassification has not changed the 1996 and 1995 results.

(k) Statement of Financial Accounting Standards, No. 128, "Earnings Per Share" was adopted by the Partnership for the year-ended December 31, 1997 and has been applied to all prior earnings periods presented in the financial statements. Since the Partnership has no dilutive securities, there is no difference between basic and diluted net income per Limited Partnership Interest.

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

The Partnership Agreement provides that the General Partner will be allocated 5% of the operating profits and losses and 1% of capital losses and the greater of 1% of capital profits or an amount equal to Net Cash Proceeds distributed to the General Partner. For financial purposes, in previous year partners were allocated income and loss in accordance with the provisions in the Partnership's Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their remaining economic interests as provided for in the Partnership Agreement, income allocations between the partners have been adjusted for financial statement purposes in 1997.

One hundred percent of Net Cash Receipts available for distribution was distributed to the holders of Interests in proportion to their participating percentages as of the record date for such distributions. In addition, there was accrued for the benefit of the General Partner as its distributive share from operations, an amount equivalent to 5.26% of total Net Cash Receipts distributed, which was to be paid only out of available Net Cash Proceeds.

When and as the Partnership sold or refinanced properties, the Net Cash Proceeds resulting therefrom which were available for distribution were to be distributed only to the Limited Partners until such time as the Limited Partners received an amount equal to their Original Capital plus any deficiency in the Cumulative Distribution of 6% per annum on Adjusted Original Capital. Only after such returns are made to the Limited Partners would the General Partner receive 18% of further distributed Net Cash Proceeds including its accrued share of Net Cash Receipts, subject to certain limitations as specified in the Partnership Agreement. The General Partner will not receive any distributions of Net Cash Receipts or Net Cash Proceeds in accordance with these provisions.

5. Mortgage Notes Payable:

Mortgage notes payable at December 31, 1996 consisted of the  following:

                               Carrying
Property                       Amount of
Pledged as                     Notes at
Collateral                     12/31/96
---------------               -----------

Mortgage Notes Payable - Nonaffiliates:

Apartment Complexes:

Deer Oaks (A)                 $4,730,373
Eagle Crest -
  Phase I (B)                  7,093,430
Springs Pointe
  Village (B)                 10,645,034
Walnut Ridge -
  Phase I (B)                  5,713,772
Walnut Ridge -
  Phase II (B)                 5,038,342
                              ----------
  Subtotal                    33,220,951
                              ----------

Mortgage Notes Payable - Affiliate:
Apartment Complex:
Walnut Ridge -
  Phase II (C)                   734,154
                             -----------
    Total                    $33,955,105
                             ===========

(A) In August 1997, this property was sold. See Note 10 of Notes to Financial Statements for additional information.

(B) In January 1997, this property was sold. See Note 10 of Notes to Financial Statements for additional information.

(C) Represented an unsecured loan from The Balcor Company ("TBC"), an affiliate of the General Partner, as successor to Balcor Real Estate Holdings, Inc. The pay rate was equal to the net cash flow from the property and payments were applied first to interest and then to principal. The loan matured in December 1994, and TBC extended the loan for an additional three years. During January 1997, this property was sold and the loan was repaid. See Note 9 of Notes to Financial Statements for additional information.

During 1997, 1996 and 1995, the Partnership incurred and paid interest expense on mortgage notes payable to non-affiliates of $383,988, $3,202,898 and $3,962,845, respectively.

6. Management Agreements:

The Partnership's properties were under management agreements with a third party management company prior to the sale of the properties. These management agreements provided for annual fees of 5% of gross operating receipts.

7. Sellers' Participation in Joint Ventures:

The Eagle Crest - Phase I and Deer Oaks apartment complexes were owned by joint ventures between the Partnership and the respective sellers. Consequently, the sellers retained an interest in each property through their interest in each joint venture. All assets, liabilities, income and expenses of the joint ventures were included in the financial statements of the Partnership with the appropriate deduction from income, if any, for the sellers' participation in the joint ventures. The Eagle Crest - Phase I and Deer Oaks apartment complexes were sold in January and August 1997, respectively. The sellers did not recognize any income or receive any proceeds from the sales of these properties pursuant to the joint venture agreements.

8. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. For 1997, the net effect of these accounting differences is that the net income in the financial statements is $17,346,833 less than the tax income of the Partnership for the same period resulting primarily from the application of different depreciation methods for generally accepted accounting priciples and tax. Accumulated depreciation is a component of the calculation of the gain on sale.

9. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended        Year Ended
                             12/31/97         12/31/96          12/31/95
                         ---------------- ----------------  ----------------

                           Paid   Payable   Paid   Payable    Paid   Payable
                         -------- ------- -------- -------  -------- -------
Reimbursement of expenses
  to General Partner,
  at cost:
    Accounting            $33,848  $8,523  $19,567 $22,374  $58,817 $ 2,504
    Data processing         4,871    None    7,563   3,828   32,721   2,404
    Investor communica-
      tions                  None    None     None    None    7,620    None
    Legal                  20,577   5,390   13,308  14,295   30,838   2,549
    Portfolio management   78,912  20,006   51,315  57,365   98,173  11,332
    Other                   6,721   4,375   18,011   6,721   15,322   6,022

The Partnership participated in an insurance deductible program with other affiliated partnerships in which the program paid claims up to the amount of the deductible under the master insurance policies for its properties. The program was administered by an affiliate of the General Partner (The Balcor Company) who received no fee for administering the program; however, the

General Partner was reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program of $16,271 and $97,533, in 1996 and 1995, respectively.

In February 1997, the Partnership repaid the Walnut Ridge - Phase II Apartments note payable to TBC. The Partnership repaid the $734,154 loan with proceeds received from the sale of the property. During 1997, 1996 and 1995, the Partnership incurred interest expense on the TBC loan of $6,638, $78,429 and $74,512 and paid interest expense of $13,276, $71,791 and $81,500, respectively.

10. Property Sales:

(a) Deer Oaks Apartments was owned by a joint venture between the Partnership and seller. In August 1997, the joint venture sold the property in an all cash sale for $7,250,000. From the proceeds of the sale, the Partnership paid $4,701,161 to the third party mortgage holder in full satisfaction of the first mortgage loan and $194,408 in selling costs. The basis of the property was $3,067,073 which is net of accumulated depreciation of $2,669,261. For financial statement purposes, the Partnership recognized a gain of $3,988,519 from the sale of this property, and the joint venture partner was not allocated any of the gain. The Partnership received all net proceeds from the sale.

(b) Eagle Crest - Phase I Apartments was owned by a joint venture between the Partnership and seller. In January 1997, the joint venture sold the property in an all cash sale for $9,508,000. From the proceeds of the sale, the Partnership paid $7,093,430 to the third party mortgage holder in full satisfaction of the first mortgage loan, $357,702 in selling costs and $675,281 of prepayment penalties. The basis of the property was $5,340,277 which is net of accumulated depreciation of $4,172,793. For financial statement purposes, the Partnership recognized a gain of $3,810,021 from the sale of this property, and the joint venture partner was not allocated any of the gain. The Partnership received all net proceeds from the sale.

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

(d) In January 1997, the Partnership sold the Springs Pointe Village Apartments in an all cash sale for $20,166,667. From the proceeds of the sale, the Partnership paid $10,645,034 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $393,011 in selling costs. The basis of the property was $7,171,168 which is net of accumulated depreciation of $6,097,437. For financial statement purposes, the Partnership recognized a gain of $12,602,488 from the sale of this property.

(e) In November 1996, the Partnership sold the Sandridge - Phase II Apartments in an all cash sale for $5,250,000. From the proceeds of the sale, the Partnership paid $2,952,351 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $151,067 in selling costs. The basis of the property was $2,818,888 which is net of accumulated depreciation of $2,295,428. For financial statement purposes, the Partnership recognized a gain of $2,280,045 from the sale of this property.

(f) In June 1996, the Partnership sold the Desert Sands Village Apartments in an all cash sale for $14,529,423. From the proceeds of the sale, the Partnership paid $8,951,783 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $124,346 in selling costs. The basis of the property was $6,422,586 which is net of accumulated depreciation of $5,116,720. For financial statement purposes, the Partnership recognized a gain of $7,982,491 from the sale of this property.

(g) In June 1995, the Partnership sold the North Cove Apartments in an all cash sale for $10,750,000. The purchaser of the property took title subject to the existing first mortgage loan in the amount of $9,795,572, which represents a noncash transaction to the Partnership. Accordingly, the noncash aspect of this transaction is not presented in the Partnership's Statements of Cash Flow. The basis of the property was $7,869,838, which is net of accumulated depreciation of $5,731,055. For financial statement purposes, the Partnership recognized a gain of $2,711,565 from the sale of this property.

11. Extraordinary Items:

(a) During 1997, the Partnership paid prepayment penalties totaling $1,105,366 in connection with the sales of the Eagle Crest - Phase I and Walnut Ridge - Phases I and II apartment complexes and wrote-off the remaining unamortized deferred expenses totaling $327,266 in connection with the sales of the Springs Pointe Village, Walnut Ridge - Phases I and II, Eagle Crest - Phase I and Deer Oaks apartment complexes. These amounts were recognized as debt extinguishment expenses and classified as extraordinary items for financial statement purposes.

(b) During 1996, the Partnership wrote-off the remaining unamortized deferred expenses in the amount of $95,134 and $56,825 in connection with the sales of the Sandridge - Phase II and Desert Sands Village apartment complexes. In addition, the Partnership paid a prepayment penalty in connection with the sale of Sandridge - Phase II of $71,525. These amounts were recognized as debt extinguishment expenses and classified as extraordinary items for financial statement purposes.

(c) During 1995, the Partnership recognized a gain on forgiveness of debt of $40,653, which was classified as an extraordinary item for financial statement purposes, in connection with the settlement reached with the seller of the Springs Pointe Village and Desert Sands Village apartment complexes.

(d) During 1995, the Partnership refinanced the Deer Oaks Apartments first mortgage loan. In connection with the refinancing, a prepayment penalty of $43,153 was incurred. This amount was recognized as debt extinguishment expense and classified as an extraordinary item for financial statement purposes.

(e) During 1995, the Partnership wrote off the remaining unamortized deferred expenses in the amount of $56,000 in connection with the sale of the North Cove Apartments. This amount was recognized as debt extinguishment expense and classified as an extraordinary item for financial statement purposes.

12. Contingencies:

The Partnership is currently involved in two lawsuits whereby the Partnership and certain affiliates have been named as defendants alleging substantially similar claims involving certain state securities and common law violations with regard to the property acquisition process of the Partnership, and to the adequacy and accuracy of disclosures of information concerning, as well as marketing efforts related to, the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest these actions. A plaintiff class has not been certified in either action and, no determinations of the merits have been made. It is not determinable at this time whether or not an unfavorable decision in either action would have a material adverse impact on the financial position, operations or liquidity of the Partnership. The Partnership believes it has meritorious defenses to contest the claims.

13. Fair Value of Financial Instruments:

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1997 and 1996 are as follows:

The carrying value of cash and cash equivalents, accounts and accrued interest receivable, accounts and accrued interest payable approximates fair value.

Mortgage notes payable: Based on borrowing rates available to the Partnership at the end of 1996 for mortgage loans with similar terms and maturities, the fair value of the mortgage notes payable approximated the carrying value.

14. Subsequent Event:

In January 1998, the Partnership made a distribution of $258,774 ($3.45 per Interest) to the holders of Limited Partnership Interests representing a distribution of remaining available Net Cash Proceeds.