Form 10-Q
period 1998-03-31
BALCOR REALTY INVESTORS 83
filed 1998-04-29
CIK 705959

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1998
                               --------------
                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                BALANCE SHEETS
                     March 31, 1998 and December 31, 1997
                                  (Unaudited)

                                    ASSETS

                                                  1998          1997
                                             --------------- -------------
Cash and cash equivalents                    $    1,849,498  $  2,153,216
Accounts and accrued interest receivable             12,383        20,498
Prepaid expenses                                      2,181
                                             --------------- -------------
                                             $    1,864,062  $  2,173,714
                                             =============== =============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $       36,487  $     25,081
Due to affiliates                                    43,000        38,294
                                             --------------- -------------
     Total liabilities                               79,487        63,375
                                             --------------- -------------

Commitments and contingencies

Limited Partners' capital (75,005
Interests issued and outstanding)                 1,889,566     2,215,330
General Partner's deficit                          (104,991)     (104,991)
                                             --------------- -------------
     Total partners' capital                      1,784,575     2,110,339
                                             --------------- -------------
                                             $    1,864,062  $  2,173,714
                                             =============== =============

The accompanying notes are an integral part of the financial statements.






















                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1998 and 1997
                                  (Unaudited)

                                                 1998            1997
                                             --------------- -------------
Income:
  Rental and service                                         $    617,100
  Interest on short-term investments         $       29,267       218,823
                                             --------------- -------------
    Total income                                     29,267       835,923
                                             --------------- -------------
Expenses:
  Interest on mortgage notes payable                              246,394
  Depreciation                                                     92,780
  Amortization of deferred expenses                                 6,578
  Property operating                                 14,447       436,980
  Real estate taxes                                                71,001
  Property management fees                                         38,064
  Administrative                                     81,810       108,991
                                             --------------- -------------
    Total expenses                                   96,257     1,000,788
                                             --------------- -------------
Loss before gain on sales of
  properties and extraordinary item                 (66,990)     (164,865)

Gain on sales of properties                                    24,840,098
                                             --------------- -------------

(Loss) income before extraordinary item             (66,990)   24,675,233

Extraordinary item:
  Debt extinguishment expenses                                 (1,337,079)
                                             --------------- -------------
Net (loss) income                            $      (66,990) $ 23,338,154
                                             =============== =============
Income before extraordinary item allocated
  to General Partner                                   None  $  1,233,762
                                             =============== =============
(Loss) income before extraordinary item
  allocated to Limited Partners              $      (66,990) $ 23,441,471
                                             =============== =============
(Loss) income before extraordinary item per
  Limited Partnership Interest (75,005
  issued and outstanding)- Basic and Diluted $        (0.89) $     312.53
                                             =============== =============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1998 and 1997
                                  (Unaudited)
                                  (Continued)


                                                 1998            1997
                                             --------------- -------------

Extraordinary item allocated to General
  Partner                                              None  $    (66,854)
                                             =============== =============
Extraordinary item allocated to Limited
  Partners                                             None  $ (1,270,225)
                                             =============== =============
Extraordinary item per Limited Partnership
  Interest (75,005 issued and outstanding)
  - Basic and Diluted                                  None  $     (16.94)
                                             =============== =============
Net income allocated to General Partner                None  $  1,166,908
                                             =============== =============
Net (loss) income allocated to Limited
  Partners                                   $      (66,990) $ 22,171,246
                                             =============== =============
Net (loss) income per Limited Partnership
  Interest (75,005 issued and outstanding)
  - Basic and Diluted                        $        (0.89) $     295.59
                                             =============== =============
Distribution to Limited Partners             $      258,774  $  3,075,205
                                             =============== =============
Distribution per Limited Partnership
  Interest (75,005 issued and outstanding)   $         3.45  $      41.00
                                             =============== =============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1998 and 1997
                                  (Unaudited)

                                                 1998            1997
                                             --------------- -------------
Operating activities:
  Net (loss) income                          $      (66,990) $ 23,338,154
  Adjustments to reconcile net (loss) income
    to net cash used in operating activities:
      Debt extinguishment expenses                                231,713
      Gain on sales of properties                             (24,840,098)
      Depreciation of properties                                   92,780
      Amortization of deferred expenses                             6,578
      Net change in:
        Escrow deposits                                         1,055,652
        Accounts receivable                           8,115      (118,669)
        Prepaid expenses                             (2,181)      113,119
        Accounts payable                             11,406       226,988
        Due to affiliates                             4,706        (9,276)
        Accrued liabilities                                      (732,780)
        Security deposits                                        (220,038)
                                             --------------- -------------
  Net cash used in operating activities             (44,944)     (855,877)
                                             --------------- -------------
Investing activities:
  Proceeds from sales of properties                            48,849,667
  Payment of selling costs                                     (1,220,878)
                                                              ------------
  Net cash provided by investing activities                    47,628,789
                                                              ------------
Financing activities:
  Distribution to Limited Partners                 (258,774)   (3,075,205)
  Repayment of mortgage note payable -
    affiliate                                                    (734,154)
  Repayment of mortgage notes payable                         (28,490,578)
  Principal payments on mortgage notes
    payable                                                       (12,367)
                                             --------------- -------------
  Cash used in financing activities                (258,774)  (32,312,304)
                                             --------------- -------------
Net change in cash and cash equivalents            (303,718)   14,460,608
Cash and cash equivalents at beginning
  of period                                       2,153,216     4,948,152
                                             --------------- -------------
Cash and cash equivalents at end of period   $    1,849,498  $ 19,408,760
                                             =============== =============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) The loss allocation between the Limited Partners and the General Partner has been adjusted for financial statement purposes during 1998 in order that the capital account balances more accurately reflect their remaining economic interests as provided for in the Partnership Agreement.

(b) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1998, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its five remaining properties. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 5 of Notes to the Financial Statements. In the absence of any such contingencies, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

3. Interest Expense:

During the quarter ended March 31, 1997, the Partnership incurred and paid interest expense on mortgage notes payable to non-affiliates of $239,756.

4. Transactions with affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1998 are:

                                       Paid        Payable
                                    ------------  ---------

   Reimbursement of expenses to
     the General Partner, at cost     $8,322       $43,000

In February 1997, the Partnership repaid the Walnut Ridge - Phase II Apartments note payable to The Balcor Company ("TBC"), an affiliate of the General

Partner. The Partnership repaid the $734,154 loan with proceeds received from the sale of the property. During the quarter ended March 31, 1997, the Partnership incurred interest expense on the TBC loan of $6,638 and paid interest expense of $13,276.

5. Contingencies:

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

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Realty Investors-83 (the "Partnership") is a limited partnership formed in 1981 to invest in and operate income-producing real property. The Partnership raised $75,005,000 from sales of Limited Partnership Interests and utilized these proceeds to acquire eleven real property investments and a minority joint venture interest in one additional real property. The Partnership has no properties remaining in its portfolio at March 31, 1998.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1997 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Operations
---------------------

Administrative expenses were higher than interest earned on short-term investments during the quarter ended March 31, 1998. This was the primary reason the Partnership recognized a net loss during the quarter ended March 31, 1998. During January 1997, the Partnership sold the Eagle Crest - Phase I, Springs Pointe Village and Walnut Ridge - Phases I and II apartment complexes and recognized significant gains for financial statement purposes in connection with these sales. This was the primary reason the Partnership recognized net income during the quarter ended March 31, 1997. Further discussion of the Partnership's operations is summarized below.

1998 Compared to 1997
---------------------

Discussions of fluctuations between 1998 and 1997 refer to the quarters ended March 31, 1998 and 1997.

The Partnership sold the Eagle Crest - Phase I, Springs Pointe Village and Walnut Ridge - Phases I and II apartment complexes during January 1997 and recognized gains totaling $24,840,098 in connection with the property sales. In addition, the Partnership sold the Deer Oaks Apartments in August 1997. As a result, rental and service income, interest expense on mortgage notes payable, depreciation, amortization, real estate taxes and property management fees ceased during 1997.

Higher average cash balances were available for investment in 1997 due to proceeds received in connection with the 1997 property sales prior to distribution to Limited Partners. This resulted in a decrease in interest income on short-term investments during 1998 as compared to 1997.

Property operating expense decreased during 1998 as compared to 1997 due to the sales of the Partnership's five remaining properties in 1997. The Partnership paid additional expenditures during 1998 related to certain of the properties sold in 1997.

Due to lower accounting, data processing and portfolio management fees as a result of the prior years' property sales, administrative expenses decreased during 1998 as compared to 1997.

During 1997, the Partnership wrote-off the remaining unamortized deferred expenses in connection with the sales of the Eagle Crest - Phase I and Walnut Ridge - Phase I and II apartment complexes totaling $231,713 and paid prepayment penalties in connection with the sales of these properties totaling $1,105,366. These amounts were recognized as debt extinguishment expenses and classified as an extraordinary item for financial statement purposes.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $304,000 as of March 31, 1998 when compared to December 31, 1997 primarily due to the payment of a distribution to Limited Partners in January 1998 of remaining available Net Cash Proceeds. The Partnership used cash of approximately $45,000 to fund its operating activities consisting of the payment of administrative expenses and operating expenses related to sold properties which was partially offset by interest income earned on short-term investments. The Partnership used cash to fund its financing activities which consisted of a distribution to Limited Partners of approximately $259,000.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its five remaining properties. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 5 of Notes to the Financial Statements. In the absence of any such contingencies, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

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

(27) Financial Data Schedule of the Registrant for the three month period ending March 31, 1998 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended March 31, 1998.

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

Date: April 29,1998
      --------------------------