Form 10-Q
period 1998-06-30
BALCOR REALTY INVESTORS 83
filed 1998-08-12
CIK 705959

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1998
                               --------------
                                      OR

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

                                BALANCE SHEETS
                      June 30, 1998 and December 31, 1997
                                  (Unaudited)

                                    ASSETS

                                                 1998           1997
                                            -------------- ---------------
Cash and cash equivalents                   $   1,824,826  $    2,153,216
Accounts and accrued interest receivable            4,854          20,498
                                            -------------- ---------------
                                            $   1,829,680  $    2,173,714
                                            ============== ===============


                      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                            $      21,527  $       25,081
Due to affiliates                                  50,929          38,294
                                            -------------- ---------------
     Total liabilities                             72,456          63,375
                                            -------------- ---------------
Commitments and contingencies

Limited Partners' capital
  (75,005 Interests issued and outstanding)     1,862,215       2,215,330
General Partner's deficit                        (104,991)       (104,991)
                                            -------------- ---------------
Total partners' capital                         1,757,224       2,110,339
                                            -------------- ---------------
                                            $   1,829,680  $    2,173,714
                                            ============== ===============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1998 and 1997
                                  (Unaudited)


                                                 1998           1997
                                            -------------- ---------------
Income:
  Rental and service                                       $      946,701
  Interest on short-term investments        $      53,009         302,378
                                            -------------- ---------------
    Total income                                   53,009       1,249,079
                                            -------------- ---------------
Expenses:
  Interest on mortgage notes payable                              333,010
  Depreciation                                                    125,502
  Amortization of deferred expenses                                11,508
  Property operating                               14,447         584,397
  Real estate taxes                                               113,481
  Property management fees                                         54,935
  Administrative                                  132,903         188,683
                                            -------------- ---------------
    Total expenses                                147,350       1,411,516
                                            -------------- ---------------
Loss before gain on sales of properties
  and extraordinary item                          (94,341)       (162,437)

Gain on sales of properties                                    24,840,098
                                            -------------- ---------------
(Loss) income before extraordinary item           (94,341)     24,677,661

Extraordinary item:
  Debt extinguishment expenses                                 (1,337,079)
                                            -------------- --------------
Net (loss) income                           $     (94,341) $   23,340,582
                                            ============== ===============
Income before extraordinary item
  allocated to General Partner                       None  $    1,233,883
                                            ============== ===============
(Loss) income before extraordinary item
  allocated to Limited Partners             $     (94,341) $   23,443,778
                                            ============== ===============
(Loss) income before extraordinary item
  per Limited Partnership Interest
  (75,005 issued and outstanding) -
  Basic and Diluted                         $       (1.26) $       312.57
                                            ============== ===============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1998 and 1997
                                  (Unaudited)
                                  (Continued)


                                                 1998           1997
                                            -------------- ---------------

Extraordinary item allocated to
  General Partner                                    None  $      (66,854)
                                            ============== ===============
Extraordinary item allocated to
  Limited Partners                                   None  $   (1,270,225)
                                            ============== ===============
Extraordinary item per Limited
  Partnership Interest (75,005 issued
  and outstanding) - Basic and Diluted               None  $       (16.94)
                                            ============== ===============
Net income allocated to General Partner              None  $    1,167,029
                                            ============== ===============
Net (loss) income allocated to Limited
  Partners                                  $     (94,341) $   22,173,553
                                            ============== ===============
Net (loss) income per Limited Partnership
  Interest (75,005 issued and outstanding) -
  Basic and Diluted                         $       (1.26) $       295.63
                                            ============== ===============
Distributions to Limited Partners           $     258,774  $   20,337,606
                                            ============== ===============
Distributions per Limited Partnership
  Interest (75,005 issued and outstanding)  $        3.45  $       271.15
                                            ============== ===============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1998 and 1997
                                  (Unaudited)

                                                 1998           1997
                                            -------------- ---------------
Income:
  Rental and service                                       $      329,601
  Interest on short-term investments        $      23,742          83,555
                                            -------------- ---------------
    Total income                                   23,742         413,156
                                            -------------- ---------------
Expenses:
  Interest on mortgage note payable                                86,616
  Depreciation                                                     32,722
  Amortization of deferred expenses                                 4,930
  Property operating                                              147,417
  Real estate taxes                                                42,480
  Property management fees                                         16,871
  Administrative                                   51,093          79,692
                                            -------------- ---------------
    Total expenses                                 51,093         410,728
                                            -------------- ---------------
Net (loss) income                           $     (27,351) $        2,428
                                            ============== ===============
Net income allocated to General Partner              None  $          121
                                            ============== ===============
Net (loss) income allocated to Limited
  Partners                                  $     (27,351) $        2,307
                                            ============== ===============
Net (loss) income per Limited Partnership
  (75,005 issued and outstanding) - Basic
  and Diluted                               $       (0.37) $         0.04
                                            ============== ===============
Distribution to Limited Partners                     None  $   17,262,401
                                            ============== ===============
Distribution per Limited Partnership
  Interest (75,005 issued and outstanding)           None  $       230.15
                                            ============== ===============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1998 and 1997
                                  (Unaudited)

                                                 1998           1997
                                            -------------- ---------------
Operating activities:
  Net (loss) income                         $     (94,341) $   23,340,582
  Adjustments to reconcile net (loss) income
    to net cash used in operating activities:
      Debt extinguishment expenses                                231,713
      Gain on sales of properties                             (24,840,098)
      Depreciation of properties                                  125,502
      Amortization of deferred expenses                            11,508
      Net change in:
        Escrow deposits                                         1,046,532
        Accounts and accrued interest
          receivable                               15,644          44,704
        Prepaid expenses                                          116,589
        Accounts payable                           (3,554)        (57,894)
        Due to affiliates                          12,635         (41,271)
        Accrued liabilities, principally
          real estate taxes                                      (690,300)
        Security deposits                                        (219,471)
                                            -------------- ---------------
  Net cash used in operating activities           (69,616)       (931,904)
                                            -------------- ---------------
Investing activities:
  Proceeds from sales of properties                            48,849,667
  Cost incurred in connection with sales
    of properties                                              (1,220,878)
                                                           ---------------
  Net cash provided by investing activities                    47,628,789
                                                           ---------------
Financing activities:
  Distributions to Limited Partners              (258,774)    (20,337,606)
  Repayment of mortgage note payable -
    affiliate                                                    (734,154)
  Repayment of mortgage notes payable                         (28,490,578)
  Principal payments on mortgage notes
    payable                                                       (24,962)
                                            -------------- ---------------
  Cash used in financing activities              (258,774)    (49,587,300)
                                            -------------- ---------------
Net change in cash and cash equivalents          (328,390)     (2,890,415)
Cash and cash equivalents at
  beginning of period                           2,153,216       4,948,152
                                            -------------- ---------------

Cash and cash equivalents at end of period  $   1,824,826  $    2,057,737
                                            ============== ===============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) The loss allocation between the Limited Partners and the General Partner has been adjusted for financial statement purposes in order that the capital account balances more accurately reflect their remaining economic interests as provided for in the Partnership Agreement.

(b) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1998, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its five remaining properties. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 5 of Notes to the Financial Statements. In the absence of any such contingencies, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

3. Interest Expense:

During the six months ended June 30, 1997, the Partnership incurred and paid interest expense on mortgage notes payable to non-affiliates of $326,372.

4. Transactions with affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1998 are:


                                           Paid
                                   -------------------------
                                     Six Months     Quarter    Payable
                                    ------------   ---------  ---------

   Reimbursement of expenses to
     the General Partner, at cost   $ 12,769       $ 4,447    $ 50,929

In February 1997, the Partnership repaid the Walnut Ridge - Phase II Apartments note payable to The Balcor Company ("TBC"), an affiliate of the General Partner. The Partnership repaid the $734,154 loan with proceeds received from the sale of the property. During the six months ended June 30, 1997, the Partnership incurred interest expense on the TBC loan of $6,638 and paid interest expense of $13,276.

5. Contingencies:

The Partnership is currently involved in two lawsuits whereby the Partnership and certain affiliates have been named as defendants alleging substantially similar claims involving certain state securities and common law violations with regard to the property acquisition process of the Partnership, and to the adequacy and accuracy of disclosures of information concerning, as well as marketing efforts related to, the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest these actions. A plaintiff class has not been certified in either action and, no determinations of the merits have been made. It is not determinable at this time whether or not an unfavorable decision in either action would have a material adverse impact on the financial position of the Partnership. The Partnership believes it has meritorious defenses to contest the claims.

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Realty Investors-83 (the "Partnership") is a limited partnership formed in 1981 to invest in and operate income-producing real property. The Partnership raised $75,005,000 from sales of Limited Partnership Interests and utilized these proceeds to acquire eleven real property investments and a minority joint venture interest in one additional real property. The Partnership has no properties remaining in its portfolio at June 30, 1998.

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

Operations
----------

Summary of Operations
---------------------

Administrative expenses were higher than interest earned on short-term investments, which resulted in a net loss during the six months and quarter ended June 30, 1998. During January 1997, the Partnership sold the Eagle Crest
- Phase I, Springs Pointe Village and Walnut Ridge - Phases I and II apartment complexes and recognized significant gains for financial statement purposes in connection with these sales. This was the primary reason the Partnership recognized net income during the six months June 30, 1997. The Partnership generated income during the quarter ended June 30, 1997 primarily due to the operations of the Deer Oaks Apartments. Further discussion of the Partnership's operations is summarized below.

1998 Compared to 1997
---------------------

Unless otherwise noted, discussions of fluctuations between 1998 and 1997 refer to both the six months and quarters ended June 30, 1998 and 1997.

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

Higher average cash balances were available for investment in 1997 due to proceeds received in connection with the 1997 property sales prior to distribution in April 1997 to Limited Partners. This resulted in a decrease in interest income on short-term investments during 1998 as compared to 1997.

Property operating expense decreased during 1998 as compared to 1997 due to the sales of the Partnership's five remaining properties in 1997. The Partnership paid additional expenditures during 1998 related to certain of the properties sold in 1997.

Due to lower accounting, data processing, portfolio management and bank fees as a result of the prior years' property sales, administrative expenses decreased during 1998 as compared to 1997.

During January 1997, the Partnership wrote-off the remaining unamortized deferred expenses in connection with the sales of the Eagle Crest - Phase I and Walnut Ridge - Phase I and II apartment complexes totaling $231,713 and paid prepayment penalties in connection with the sales of these properties totaling $1,105,366. These amounts were recognized as debt extinguishment expenses and classified as an extraordinary item for financial statement purposes.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $328,000 as of June 30, 1998 when compared to December 31, 1997 primarily due to the payment of a distribution to Limited Partners in January 1998 of remaining available Net Cash Proceeds. The Partnership used cash of approximately $70,000 to fund its operating activities consisting of the payment of administrative expenses and operating expenses related to sold properties which was partially offset by interest income earned on short-term investments. The Partnership used cash to fund its financing activities which consisted of a distribution to Limited Partners of approximately $259,000.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its five remaining properties. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 5 of Notes to the Financial Statements. In the absence of any such contingencies, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

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

(10) Material Contracts:

(a) Agreement of Sale and attachment thereto relating to the sale of Springs Pointe Apartments, previously filed as Exhibit (10)(c) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

(b)(i) Agreement of Sale and attachment thereto relating to the sale of the Walnut Ridge apartment complex, Phases I and II, previously filed as Exhibit
(2)(a) to the Registrant's Current Report on Form 8-K dated October 7, 1996 is incorporated herein by reference.

(b)(ii) Amendment to Agreement of Sale relating to the sale of Walnut Ridge Apartments, Phases I and II, previously filed as Exhibit (10)(d)(ii) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

(b)(iii) Second Amendment to Agreement of Sale relating to the sale of the Walnut Ridge Apartments, Phases I and II, previously filed as Exhibit (99) to the Registrant's Current Report on Form 8-K dated January 20, 1997 is incorporated herein by reference.

(c)(i) Agreement of Sale and attachments thereto relating to the Eagle Crest Apartments, Phase I, previously filed as Exhibit (2)(a) to the Registrant's Current Report on Form 8-K dated January 20, 1997 is incorporated herein by reference.

(c)(ii) Modification to Agreement of Sale relating to the Eagle Crest Apartments, Phase I, previously filed as Exhibit (2)(b) to the Registrant's Current Report on Form 8-K dated January 20, 1997 is incorporated herein by reference.

(d)(i) Agreement of Sale and attachment thereto relating to the sale of the Deer Oaks Apartments, San Antonio, Texas, previously filed as Exhibit (2)(i) to the Registrant's Report on Form 8-K dated July 18, 1997 is incorporated herein by reference.

(d)(ii) First Amendment to Agreement of Sale relating to the sale of the Deer Oaks Apartments, San Antonio, Texas, previously filed as Exhibit (2)(ii) to the Registrant's Report on Form 8-K dated July 18, 1997 is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the six month period ending June 30, 1998 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended June 30, 1998.

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

Date: August 12, 1998
      --------------------------