Form 10-Q
period 1998-09-30
BALCOR REALTY INVESTORS 83
filed 1998-11-13
CIK 705959

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1998
                               ------------------
                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                BALANCE SHEETS
                   September 30, 1998 and December 31, 1997
                                  (Unaudited)

                                    ASSETS

                                                 1998            1997
                                             -------------  --------------
Cash and cash equivalents                    $  1,819,726   $   2,153,216
Accounts and accrued interest receivable           10,001          20,498
                                             -------------  --------------
                                             $  1,829,727   $   2,173,714
                                             =============  ==============


                      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $     35,560   $      25,081
Due to affiliates                                  54,114          38,294
                                             -------------  --------------
     Total liabilities                             89,674          63,375
                                             -------------  --------------
Commitments and contingencies

Limited Partners' capital (75,005
  Interests issued and outstanding)             1,845,044       2,215,330
General Partner's deficit                        (104,991)       (104,991)
                                             -------------  --------------
Total partners' capital                         1,740,053       2,110,339
                                             -------------  --------------
                                             $  1,829,727   $   2,173,714
                                             =============  ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30,1998 and 1997
                                  (Unaudited)


                                                 1998            1997
                                             -------------  --------------
Income:
  Rental and service                                        $   1,159,961
  Interest on short-term investments         $     79,140         354,317
                                             -------------  --------------
    Total income                                   79,140       1,514,278
                                             -------------  --------------

Expenses:
  Interest on mortgage notes payable                              390,626
  Depreciation                                                    145,762
  Amortization of deferred expenses                                14,561
  Property operating                               14,447         695,953
  Real estate taxes                                               140,715
  Property management fees                                         65,844
  Administrative                                  176,205         274,670
                                             -------------  --------------
                                                  190,652       1,728,131
                                             -------------  --------------
Loss before gain on sales of
  properties and extraordinary item              (111,512)       (213,853)

Gain on sales of properties                                    28,828,617
                                             -------------  --------------
(Loss) income before extraordinary item          (111,512)     28,614,764

Extraordinary item:
  Debt extinguishment expenses                                 (1,432,632)
                                             -------------  --------------
Net (loss) income                            $   (111,512)  $  27,182,132
                                             =============  ==============
Income before extraordinary item
  allocated to General Partner                      None    $   2,953,093
                                             =============  ==============
(Loss) income before extraordinary item
  allocated to Limited Partners              $   (111,512)  $  25,661,671
                                             =============  ==============
(Loss) income before extraordinary item
  per Limited Partnership Interest
  (75,005 issued and outstanding)
  - Basic and Diluted                        $      (1.49)  $      342.13
                                             =============  ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30,1998 and 1997
                                  (Unaudited)
                                  (Continued)


                                                 1998            1997
                                             -------------  --------------
Extraordinary item allocated to
  General Partner                                   None    $    (147,850)
                                             =============  ==============
Extraordinary item allocated to
  Limited Partners                                  None    $  (1,284,782)
                                             =============  ==============
Extraordinary item per Limited
  Partnership Interest (75,005
  issued and outstanding)
  - Basic and Diluted                               None    $      (17.13)
                                             =============  ==============

Net income allocated to General Partner             None    $   2,805,243
                                             =============  ==============
Net (loss) income allocated to Limited
  Partners                                   $   (111,512)  $  24,376,889
                                             =============  ==============
Net (loss) income per Limited Partnership
  Interest (75,005 issued and outstanding)
  - Basic and Diluted                        $      (1.49)  $      325.00
                                             =============  ==============
Distributions to Limited Partners            $    258,774   $  20,337,606
                                             =============  ==============
Distributions per Limited Partnership
  Interest (75,005 issued and outstanding)   $       3.45   $      271.15
                                             =============  ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1998 and 1997
                                  (Unaudited)

                                                 1998            1997
                                             -------------  --------------
Income:
  Rental and service                                        $     213,260
  Interest on short-term investments         $     26,131          51,939
                                             -------------  --------------
    Total income                                   26,131         265,199
                                             -------------  --------------

Expenses:
  Interest on mortgage notes payable                               57,616
  Depreciation                                                     20,260
  Amortization of deferred expenses                                 3,053
  Property operating                                              111,556
  Real estate taxes                                                27,234
  Property management fees                                         10,909
  Administrative                                   43,302          85,987
                                             -------------  --------------
    Total expenses                                 43,302         316,615
                                             -------------  --------------
Loss before gain on sale of
  property and extraordinary item                 (17,171)        (51,416)

Gain on sale of property                                        3,988,519
                                             -------------  --------------
(Loss) income before extraordinary item           (17,171)      3,937,103

Extraordinary item:
  Debt extinguishment expenses                                    (95,553)
                                             -------------  --------------
Net (loss) income                            $    (17,171)  $   3,841,550
                                             =============  ==============
Income before extraordinary item
  allocated to General Partner                      None    $   1,719,210
                                             =============  ==============
(Loss) income before extraordinary item
  allocated to Limited Partners              $    (17,171)  $   2,217,893
                                             =============  ==============
(Loss) income before extraordinary item
  per Limited Partnership Interest
  (75,005 issued and outstanding)
  - Basic and Diluted                        $      (0.23)  $       29.56
                                             =============  ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1998 and 1997
                                  (Unaudited)
                                  (Continued)

                                                 1998            1997
                                             -------------  --------------

Extraordinary item allocated to
  General Partner                                   None    $     (80,996)
                                             =============  ==============
Extraordinary item allocated to
  Limited Partners                                  None    $     (14,557)
                                             =============  ==============
Extraordinary item per Limited
  Partnership Interest (75,005
  issued and outstanding)
  - Basic and Diluted                               None    $       (0.19)
                                             =============  ==============

Net income allocated to General Partner             None    $   1,638,214
                                             =============  ==============
Net (loss) income allocated to Limited
  Partners                                   $    (17,171)  $   2,203,336
                                             =============  ==============
Net (loss) income per Limited Partnership
  Interest (75,005 issued and outstanding)
  - Basic and Diluted                        $      (0.23)  $       29.37
                                             =============  ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30,1998 and 1997
                                  (Unaudited)

                                                 1998            1997
                                             -------------  --------------
Operating activities:
  Net (loss) income                          $   (111,512)  $  27,182,132
  Adjustments to reconcile net (loss) income
    to net cash used in
    operating activities:
      Debt extinguishment expenses                                327,266
      Gains on sales of properties                            (28,828,617)
      Depreciation of properties                                  145,762
      Amortization of deferred expenses                            14,561
      Net change in:
        Escrow deposits                                         1,398,303
        Accounts receivable                        10,497          35,179
        Prepaid expenses                                          116,589
        Accounts payable                           10,479         (59,628)
        Due to affiliates                          15,820         (40,331)
        Accrued liabilities                                      (775,260)
        Security deposits                                        (236,745)
                                             -------------  --------------
  Net cash used in operating activities           (74,716)       (720,789)
                                             -------------  --------------
Investing activities:
  Proceeds from sales of properties                            56,099,667
  Payment of selling costs                                     (1,415,286)
                                                            --------------
  Net cash provided by investing activities                    54,684,381
                                                            --------------
Financing activities:
  Distributions to Limited Partners              (258,774)    (20,337,606)
  Repayment of mortgage note payable -                           (734,154)
    affiliate
  Repayment of mortgage notes payable                         (33,191,739)
  Principal payments on mortgage notes
    payable                                                       (29,212)
                                             -------------  --------------
  Cash used in financing activities              (258,774)    (54,292,711)
                                             -------------  --------------
Net change in cash and cash equivalents          (333,490)       (329,119)
Cash and cash equivalents at beginning
    of period                                   2,153,216       4,948,152
                                             -------------  --------------
Cash and cash equivalents at end of period   $  1,819,726   $   4,619,033
                                             =============  ==============

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

(b) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1998, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its five remaining properties. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 5 of Notes to the Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurance as to the time frame for conclusion of these contingencies.

3. Interest Expense:

During the nine months ended September 30, 1997, the Partnership incurred and paid interest expense on mortgage notes payable to non-affiliates of $383,988.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1998 are:


                                           Paid
                                   -------------------------
                                     Nine Months    Quarter    Payable
                                    ------------   ---------  ---------

   Reimbursement of expenses to
     the General Partner, at cost   $ 19,005       $ 6,236    $ 54,114

In February 1997, the Partnership repaid the Walnut Ridge - Phase II Apartments note payable to The Balcor Company ("TBC"), an affiliate of the General Partner. The Partnership repaid the $734,154 loan with proceeds received from the sale of the property. During the nine months ended September 30, 1997, the Partnership incurred interest expense on the TBC loan of $6,638 and paid interest expense of $13,276.

5. Contingencies:

The Partnership is currently involved in two lawsuits whereby the Partnership and certain affiliates have been named as defendants alleging substantially similar claims involving certain state securities and common law violations with regard to the property acquisition process of the Partnership, and to the adequacy and accuracy of disclosures of information concerning, as well as marketing efforts related to, the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest these actions. A plaintiff class has not been certified in either action. No determination of the merits has been made in one action. The other action was dismissed without prejudice by the trial court on September 24, 1998 for failure to state a cause of action. It is not determinable at this time whether or not an unfavorable decision in either action would have a material adverse impact on the financial position of the Partnership. The Partnership believes it has meritorious defenses to contest the claims.

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Realty Investors-83 (the "Partnership") is a limited partnership formed in 1981 to invest in and operate income-producing real property. The Partnership raised $75,005,000 from sales of Limited Partnership Interests and utilized these proceeds to acquire eleven real property investments and a minority joint venture interest in one additional real property. The Partnership has no properties remaining in its portfolio at September 30, 1998.

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

Operations
----------

Summary of Operations
---------------------

Administrative expenses were higher than interest earned on short-term investments, which resulted in a net loss during the nine months and quarter ended September 30, 1998. The Partnership sold the Eagle Crest - Phase I, Springs Pointe Village and Walnut Ridge - Phases I and II apartment complexes during January 1997 and the Deer Oaks Apartment Complex during August 1997 and recognized significant gains for financial statement purposes in connection with these sales. This was the primary reason the Partnership recognized net income during the nine months and quarter ended September 30, 1997. Further discussion of the Partnership's operations is summarized below.

1998 Compared to 1997
---------------------

Unless otherwise noted, discussions of fluctuations between 1998 and 1997 refer to both the nine months and quarters ended September 30, 1998 and 1997.

The Partnership sold the Eagle Crest - Phase I, Springs Pointe Village and Walnut Ridge - Phases I and II apartment complexes during January 1997 and the Deer Oaks apartment complex during August 1997 and recognized gains totaling $28,828,617 in connection with the property sales. As a result, rental and service income, interest expense on mortgage notes payable, depreciation, amortization, real estate taxes and property management fees ceased during 1997.

Higher average cash balances were available for investment in 1997 due to proceeds received in connection with the 1997 property sales prior to distributions to Limited Partners in April 1997 and January 1998. As a result, interest income on short-term investments decreased during 1998 as compared to 1997.

Property operating expense decreased during 1998 as compared to 1997 due to the sales of the Partnership's five remaining properties in 1997. The Partnership paid additional expenditures during the nine months ended September 30, 1998 related to certain of the properties sold in 1997.

Primarily due to lower accounting, data processing, portfolio management and bank fees as a result of the prior years' property sales, administrative expenses decreased during 1998 as compared to 1997. This decrease was partially offset by an increase in accrued legal fees in connection with the litigation discussed in Note 5 of Notes to the Financial Statements.

During 1997, the Partnership wrote-off the remaining unamortized deferred expenses in connection with the sales of the Eagle Crest - Phase I, Walnut Ridge - Phase I and II and Deer Oaks apartment complexes totaling $327,266 and paid prepayment penalties in connection with the sales of these properties totaling $1,105,366. These amounts were recognized as debt extinguishment expenses and classified as an extraordinary item for financial statement purposes.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $333,000 as of September 30, 1998 when compared to December 31, 1997 primarily due to the payment of a distribution to Limited Partners in January 1998 of remaining available Net Cash Proceeds. The Partnership used cash of approximately $75,000 to fund its operating activities consisting of the payment of administrative expenses and operating expenses related to sold properties which was partially offset by interest income earned on short-term investments. The Partnership used cash to fund its financing activities which consisted of a distribution to Limited Partners of approximately $259,000.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its five remaining properties. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 5 of Notes to the Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

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

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

Klein. et al. vs. Lehman Brothers, Inc., et al.
-----------------------------------------------

With regard to the proposed class action complaint, Lenore Klien. et al. vs. Lehman Brothers, Inc., et al. (Superior Court of New Jersey, Law Division, Union County, Docket No. Unn-L-5162-96), on June 9, 1998 the defendants filed a motion to dismiss the complaint for failure to state a cause of action. The motion was briefed by all parties and oral argument was heard by the court on August 21, 1998. On September 24, 1998, the judge issued a letter opinion granting the defendant's motion to dismiss the complaint, and on October 23, 1998, the judge announced that he would enter an order dismissing the complaint without prejudice.

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

(10) Material Contracts:

(a)(i) Agreement of Sale and attachments thereto relating to the Eagle Crest Apartments, Phase I, previously filed as Exhibit (2)(a) to the Registrant's Current Report on Form 8-K dated January 20, 1997 is incorporated herein by reference.

(a)(ii) Modification to Agreement of Sale relating to the Eagle Crest Apartments, Phase I, previously filed as Exhibit (2)(b) to the Registrant's Current Report on Form 8-K dated January 20, 1997 is incorporated herein by reference.

(b)(i) Agreement of Sale and attachment thereto relating to the sale of the Deer Oaks Apartments, San Antonio, Texas, previously filed as Exhibit (2)(i) to the Registrant's Report on Form 8-K dated July 18, 1997 is incorporated herein by reference.

(b)(ii) First Amendment to Agreement of Sale relating to the sale of the Deer

Oaks Apartments, San Antonio, Texas, previously filed as Exhibit (2)(ii) to the Registrant's Report on Form 8-K dated July 18, 1997 is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1998 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended September 30, 1998.

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



Date: November 13, 1998
      --------------------------