Form 10-K
period 1998-12-31
BALCOR REALTY INVESTORS 83
filed 1999-03-22
CIK 705959

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1998
                          -----------------
                                      OR

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

The Partnership Agreement provides for the dissolution of the Registrant upon the occurrence of certain events, including the disposition of all interests in real estate. The Registrant sold its final real estate investment in August 1997. The Registrant has retained a portion of the cash from the property sales to satisfy obligations of the Registrant as well as establish a reserve for contingencies. The timing of the termination of the Registrant and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Registrant including, but not limited to, the lawsuits discussed in "Item 3. Legal Proceedings". Due to this litigation, the Registrant will not be dissolved and reserves will be held by the Registrant until the conclusion of all contingencies. There can be no assurance as to the time frame for conclusion of these contingencies.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for information regarding the Registrant's Year 2000 readiness.

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

Item 2. Properties
------------------

As of December 31, 1998, the Registrant did not own any properties.

In the opinion of the General Partner, the Registrant has obtained adequate insurance coverage for property liability and property damage matters.

See Notes to Financial Statements for other information regarding former real estate property investments.

Item 3.  Legal Proceedings
--------------------------

Klein, et al. vs. Lehman Brothers, Inc., et al.
-----------------------------------------------

On August 30, 1996, a proposed class action complaint was filed, Lenore Klein, et al. vs. Lehman Brothers, Inc., et al. (Superior Court of New Jersey, Law Division, Union County, Docket No. Unn-L-5162-96). The complaint was amended on each of October 18, 1996, December 5, 1997 and January 15, 1998. The Registrant, additional limited partnerships which were sponsored by The Balcor Company (together with the Registrant, the "Affiliated Partnerships"), The Balcor Company, American Express Company, Lehman Brothers, Inc., Smith Barney, Inc., American Express Financial Advisors, and other affiliated entities and various individuals are named defendants in the action. The most recent amended complaint, plaintiffs' Third Amended Complaint, alleges, among other things, common law fraud and deceit, negligent misrepresentation, breach of contract, breach of fiduciary duty and violation of certain New Jersey statutes relating to the disclosure of information in the offering of limited partnership interests in the Affiliated Partnerships, the marketing of interests in the Affiliated Partnerships and the acquisition of real properties for the Affiliated Partnerships. The Third Amended Complaint seeks judgment for compensatory damages equal to the amount invested in the Affiliated Partnerships by the proposed class plus interest; general damages for injuries arising from the defendants' alleged actions; equitable relief, including rescission, on certain counts; punitive damages; treble damages on certain counts; recovery from the defendants of all profits received by them as a result of their alleged actions relating to the Affiliated Partnerships; attorneys' fees and other costs.

In June 1998, the defendants filed a motion to dismiss the complaint for failure to state a cause of action. Oral arguments were heard by the court on August 21, 1998. On September 24, 1998, the judge issued a letter opinion granting the defendants' motion to dismiss the complaint. On October 23, 1998, the judge announced that he would enter an order dismissing the complaint without prejudice, but stated that the plaintiffs would be required to file any new pleading in a separate action and would not be allowed to amend the existing complaint. The plaintiffs moved for a reconsideration of the judge's ruling, which was denied on November 20, 1998. On December 28, 1998, plaintiffs filed a notice of appeal from both the judge's October 23 and November 20, 1998 rulings.

On March 11, 1999, an order was entered by the Superior Court of New Jersey, Appellate Division, dismissing the appeal in this action with prejudice. Therefore, this will be the final report to investors regarding this matter.

Masri vs. Lehman Brothers, Inc., et al.
---------------------------------------

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

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes it has meritorious defenses to contest the claims. It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Registrant.

Plaintiffs' lead counsel also represents the plaintiffs in the Lenore Klein matter discussed above. Plaintiffs' counsel has indicated an intent to withdraw this complaint. Raymond Masri has joined as an additional plaintiff in the Lenore Klein matter discussed above.

Bruss et al. vs. Lehman Brothers, Inc., et al.
----------------------------------------------

On January 25, 1999, a proposed class action complaint was filed, Dorothy Bruss, et al. vs. Lehman Brothers, Inc., et al. (Superior Court of New Jersey, Law Division, Essex County, Docket No. L-000898-99. The Registrant, additional limited partnerships which were sponsored by The Balcor Company (together with the Registrant, the "Affiliated Partnerships"), The Balcor Company, American Express Company, Lehman Brothers, Inc., Smith Barney, Inc., American Express Financial Corporation, and other affiliated entities and various individuals are named defendants in the action. Lead counsel representing the plaintiffs in this case is the same counsel representing the plaintiffs in each of the Lenore Klein and Raymond Masri cases discussed above. The complaint relates largely to the same issues as those raised in the Lenore Klein and the Raymond Masri cases. The complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation, breach of contract, breach of fiduciary duty and violation of certain New Jersey and other similar state statutes relating to the disclosure of information in the offering of limited partnership interests in the Affiliated Partnerships, the marketing of interests in the Affiliated Partnerships and the acquisition of real property for the Affiliated Partnerships. The complaint seeks judgment for compensatory damages equal to the amount invested in the Affiliated Partnerships by the proposed class plus interest; general damages for injuries arising from the defendants' alleged actions; equitable relief, including rescission on certain counts; punitive damages; treble damages on certain counts; recovery from the Defendants of all profits received by them as a result of their alleged actions relating to the Affiliated Partnerships; and attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes that it has meritorious defenses to contest the claims. It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Registrant.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1998.

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

As of December 31, 1998, the number of record holders of Limited Partnership Interests of the Registrant was 6,370.

Item 6. Selected Financial Data
-------------------------------

                             Year ended December 31,
                  ------------------------------------------------------------
                      1998       1997        1996         1995         1994
                  ----------- ----------- ----------- ------------ -----------
Total income        $103,610 $ 1,586,170 $13,199,107  $15,442,492 $16,120,215
(Loss) income
 before gain
 on sales of
 properties and
 extraordinary
 items              (129,164)    (270,634) 1,335,402      734,890    (291,500)
Net (loss) income   (129,164)  27,125,351 11,374,454    3,387,955   1,108,900
Net (loss) income
 per Limited Part-
 nership Interest-
 Basic and Diluted     (1.72)     324.25      144.07        42.91       14.05
Total assets       1,805,553   2,173,714  32,876,002   42,023,971  55,306,162
Mortgage notes
 payable                None        None  33,955,105   46,407,211  56,248,201
Distributions per
 Limited Partner-
 ship Interest (A)      3.4 5     303.02      105.50        85.00       18.00

(A) These amounts include distributions of Original Capital of $3.45, $297.02, $77.00 and $67.00 per Limited Partnership Interest for 1998, 1997, 1996 and 1995, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Operations
----------

Summary of Operations
---------------------

Balcor Realty Investors-83 (the "Partnership") sold two properties during 1996 and its five remaining properties during 1997 and recognized gains in connection with the property sales. During 1998, administrative expenses were higher than interest income earned on short-term investments which was the primary reason the Partnership recognized a net loss during 1998 as compared to net income during 1997. The Partnership recognized significantly higher gains on the sales of properties in 1997 as compared to 1996. This was the primary reason net income increased during 1997 as compared to 1996. Further discussion of the Partnership's operations is summarized below.

1998 Compared to 1997
---------------------

The Partnership sold the Eagle Crest - Phase I, Springs Pointe Village, Walnut Ridge - Phases I and II and Deer Oaks apartment complexes during 1997 and recognized gains totaling $28,828,617 in connection with the property sales. As a result of these sales, rental and service income, interest expense on mortgage notes payable, depreciation, amortization, real estate taxes and property management fees ceased during 1997.

Higher average cash balances were available for investment in 1997 due to proceeds received in connection with the 1997 property sales prior to distributions to Limited Partners in April 1997 and January 1998. As a result, interest income on short-term investments decreased during 1998 as compared to 1997.

The Partnership recognized other income in 1997 primarily as a result of partial refunds received for prior years' insurance premiums related to the Partnership's properties sold in 1996.

Property operating expense decreased during 1998 as compared to 1997 due to the sales of the Partnership's five remaining properties in 1997. The Partnership paid additional expenditures during 1998 related to certain of the properties sold in 1997.

Primarily due to lower accounting, data processing, portfolio management and bank fees, administrative expenses decreased during 1998 as compared to 1997. This decrease was partially offset by an increase in accrued legal fees in connection with the litigation discussed in "Item 3. Legal Proceedings".

During 1997, the Partnership wrote-off the remaining unamortized deferred expenses in connection with the sales of the Eagle Crest - Phase I, Walnut Ridge - Phases I and II and Deer Oaks apartment complexes totaling $327,266 and paid prepayment penalties in connection with the sales of these properties totaling $1,105,366. These amounts were recognized as debt extinguishment expenses and classified as an extraordinary item for financial statement purposes.

1997 Compared to 1996
---------------------

The Partnership sold five properties in 1997 and the Desert Sands Village and

Sandridge - Phase II apartment complexes in 1996. The Partnership recognized gains in connection with the 1996 sales totaling $10,262,536. As a result, rental and service income, interest expense on mortgage notes payable, depreciation, amortization of deferred expenses, property operating expenses, real estate taxes and property management fees decreased during 1997 as compared to 1996.

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

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $354,000 as of December 31, 1998 when compared to December 31, 1997 primarily due to the payment of a distribution to Limited Partners in January 1998 of remaining available Net Cash Proceeds. The Partnership used cash of approximately $95,000 to fund its operating activities consisting of the payment of administrative expenses and operating expenses related to sold properties which was partially offset by interest income earned on short-term investments. The Partnership used cash to fund its financing activities which consisted of a distribution to Limited Partners of approximately $259,000.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in August 1997. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in "Item 3. Legal Proceedings". Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

The Partnership made distributions in 1998, 1997 and 1996 totaling $3.45, $303.02 and $105.50 per Limited Partnership Interest, respectively. See Statements of Partners' Capital (Deficit) for additional information. Distributions were comprised of $3.45 of Net Cash Proceeds in 1998, $6.00 of Net Cash Receipts and $297.02 of Net Cash Proceeds in 1997 and $28.50 of Net Cash Receipts and $77.00 of Net Cash Proceeds in 1996.

Limited Partners have received distributions totaling $649.97 per $1,000 Interest, as well as certain tax benefits. Of this amount, $105.50 represents Net Cash Receipts and $544.47 represents Net Cash Proceeds. No additional distributions are anticipated to be made prior to the termination of the Partnership. However, after paying final partnership expenses, any remaining cash reserves will be distributed. Limited Partners will not recover all of their original investment.

The Partnership sold all of its remaining real property investments and distributed a majority of the proceeds from these sales to Limited Partners in 1996 and 1997. Since the Partnership no longer has any operating assets, the number of computer systems and programs necessary to operate the Partnership has been significantly reduced. The Partnership relies on third party vendors to perform most of its functions and has implemented a plan to determine the Year 2000 compliance status of these key vendors. The Partnership is within its timeline for having these plans completed prior to the year 2000.

The Partnership's plan to determine the Year 2000 compliance status of its key vendors involves the solicitation of information from these vendors through the use of surveys, follow-up discussions and review of data where needed. The Partnership has sent out surveys to these vendors and received back a majority of these surveys. While the Partnership cannot guarantee Year 2000 compliance by its key vendors, and in many cases will be relying on statements from these vendors without independent verification, preliminary surveys indicate that the key vendors performing services for the Partnership are aware of the issues and are working on a solution to achieve compliance before the year 2000. The Partnership is in the process of developing a contingency plan in the event any of its key vendors are not Year 2000 compliant prior to the year 2000. As part of its contingency plan, the Partnership will identify replacement vendors in the event that current vendors are not substantially Year 2000 compliant by June 30, 1999. The Partnership does not believe that failure by any of its key vendors to be Year 2000 compliant by the year 2000 would have a material effect on the business, financial position or results of operations of the Partnership.

Certain statements in this report constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include statements regarding income or losses as well as assumptions relating to the foregoing.

The forward-looking statements made by the Partnership are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to differ from any future results, performance or achievements expressed or implied by the forward-looking statements.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

The supplemental financial information specified by Item 305 of Regulation S-K is not applicable.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See Index to Financial Statements in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                         December 31, 1998         December 31, 1997
                      -----------------------  -------------------------
                      Financial        Tax       Financial        Tax
                      Statements     Returns    Statements      Returns
                      ----------    ---------   ----------     ---------
Total assets          $1,805,553  $10,145,642 $ 2,173,714   $10,505,531
Partners' capital
(deficit) accounts:
  General Partner       (104,991)    (102,377)   (104,991)     (104,991)
  Limited Partners     1,827,392   10,164,882   2,215,330    10,566,385
  Net income (loss):
  General Partner           None        2,614   2,805,243     5,848,645
  Limited Partners      (129,164)    (142,729) 24,320,108    38,623,539
  Per Limited Part-
    nership Interest       (1.72)(A)    (1.90)     324.25(A)     514.95

(A) Amount represents basic and diluted net (loss) income per Limited Partnership Interest.

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

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Partners-XIII, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experiences of the executive officers and significant employees of the General Partner of the Registrant are as follows:

         TITLE                                   OFFICERS

Chairman, President and Chief                  Thomas E. Meador
   Executive Officer
Senior Vice President                          Alexander J. Darragh
Senior Managing Director, Chief                Jayne A. Kosik
   Financial Officer, Treasurer
   and Assistant Secretary

Thomas E. Meador (age 51) joined Balcor in July 1979. He is Chairman,
President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a member of the board of directors of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Mr. Meador is on the Board of Directors of Grubb & Ellis Company, a publicly traded commercial real estate firm. Mr. Meador was elected to the Board of Grubb & Ellis Company in May 1998. Mr. Meador is also a director of AMLI Commercial Properties Trust, a private real estate investment trust that owns office and industrial buildings in the Chicago, Illinois area. Mr. Meador was elected to the Board of AMLI Commercial Properties Trust in August 1998.

Alexander J. Darragh (age 44) joined Balcor in September 1988 and is responsible for real estate advisory services for Balcor and American Express Company. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

Jayne A. Kosik (age 41) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. Ms. Kosik is also a member of the board of directors of The Balcor Company. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Senior Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1998.

Item 11. Executive Compensation
-------------------------------

The Registrant has not paid and does not propose to pay any remuneration to the executive officers and directors of the General Partner. The executive officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 9 of Notes to Financial Statements for information relating to transactions with affiliates.

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

(b) Balcor Partners-XIII and its officers and partners own as a group the following Limited Partnership Interests in the Registrant:

                                  Amount
                               Beneficially
         Title of Class            Owned       Percent of Class
         --------------        -------------   ----------------
         Limited Partnership   99 Interests      Less than 1%
           Interests

Relatives of the officers and affiliates of the partners of the General Partner do not own any additional Interests.

In addition, Balcor LP Corp., an affiliate of the General Partner, holds title to 43 Limited Partnership Interests in the Partnership due exclusively to instances in which Limited Partners abandoned title to their Limited Partnership Interests. Balcor LP Corp. is a nominee holder only of such Interests and has disclaimed any economic or beneficial ownership in said Interests. All distributions of cash payable with respect to such Interests held by Balcor LP Corp. are returned to the Partnership for distribution to other Limited Partners in accordance with the Partnership Agreement.

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

(10) Material Contracts:

(i) Agreement of Sale and attachment thereto relating to the Deer Oaks Apartments, San Antonio, Texas, previously filed as Exhibit (2)(i) to the Registrant's Current Report on Form 8-K dated July 18, 1997 is incorporated herein by reference.

(ii) First Amendment to Agreement of Sale relating to the sale of the Deer Oaks Apartments, San Antonio, Texas, previously filed as Exhibit (2)(ii) to the Registrant's Current Report on Form 8-K dated July 18, 1997 is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for 1998 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended December 31, 1998.

(c) Exhibits: See Item 14 (a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR REALTY INVESTORS-83


                         By: /s/ Jayne A. Kosik
                             ------------------------------
                             Jayne A. Kosik
                             Senior Managing Director and Chief
                             Financial Officer (Principal
                             Accounting and Financial Officer)
                             of Balcor Partners-XIII, the
                             General Partner

Date: March 19, 1999
      --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                      Title                      Date
----------------------   -------------------------------   ----------------


                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Partners-XIII,
                         the General Partner
/s/ Thomas E. Meador                                        March 19, 1999
--------------------                                        --------------
    Thomas E. Meador

                         Senior Managing Director and Chief
                         Financial Officer (Principal
                         Accounting and Financial Officer)
                         of Balcor Partners-XIII, the
                         General Partner
/s/ Jayne A. Kosik                                          March 19, 1999
------------------                                          --------------
    Jayne A. Kosik

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1998 and 1997

Statements of Partners' Capital (Deficit), for the years ended December 31, 1998, 1997 and 1996

Statements of Income and Expenses, for the years ended December 31, 1998, 1997 and 1996

Statements of Cash Flows, for the years ended December 31, 1998, 1997 and 1996

Notes to Financial Statements

Financial Statement Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Balcor Realty Investors-83:

In our opinion, the accompanying balance sheets and the related statements of partners' capital (deficit), of income and expenses and of cash flows present fairly, in all material respects, the financial position of Balcor Realty Investors-83 An Illinois Limited Partnership (the "Partnership") at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As described in Note 2 to the financial statements, the partnership agreement provides for the dissolution of the Partnership upon the disposition of all its real estate interests. As of December 31, 1998, the Partnership no longer has an ownership interest in any real estate investment. Upon resolution of the litigation described in Note 13 to the financial statements, the Partnership intends to cease operations and dissolve.

PricewaterhouseCoopers LLP

Chicago, Illinois
March 17, 1999

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1998 and 1997

                                    ASSETS

                                               1998           1997
                                           -------------- --------------
Cash and cash equivalents                  $   1,799,451  $   2,153,216
Accounts and accrued interest receivable           6,102         20,498
                                           -------------- --------------
                                           $   1,805,553  $   2,173,714
                                           ============== ==============


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $      59,606  $      25,081
Due to affiliates                                 23,546         38,294
                                           -------------- --------------
     Total liabilities                            83,152         63,375
                                           -------------- --------------

Commitments and contingencies

Limited Partners' capital (75,005
 Interests issued and outstanding)             1,827,392      2,215,330
General Partner's deficit                       (104,991)      (104,991)
                                           -------------- --------------
     Total partners' capital                   1,722,401      2,110,339
                                           -------------- --------------
                                           $   1,805,553  $   2,173,714
                                           ============== ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
             for the years ended December 31, 1998, 1997 and 1996


                                   Partners' Capital (Deficit) Accounts
                                -------------- ---------------------------
                                                  General       Limited
                                     Total        Partner       Partners
                                -------------- ------------- -------------
Balance at December 31, 1995    $  (5,748,423) $ (3,478,957) $ (2,269,466)

Cash distributions to
  Limited Partners (A)             (7,913,028)                 (7,913,028)

Net income for the year
  ended December 31, 1996          11,374,454       568,723    10,805,731
                                -------------- ------------- -------------
Balance at December 31, 1996       (2,286,997)   (2,910,234)      623,237

Cash distributions to
  Limited Partners (A)            (22,728,015)                (22,728,015)

Net income for the year
  ended December 31, 1997          27,125,351     2,805,243    24,320,108
                                -------------- ------------- -------------
Balance at December 31, 1997        2,110,339      (104,991)    2,215,330

Cash distribution to
  Limited Partners (A)               (258,774)                   (258,774)

Net loss for the year                (129,164)                   (129,164)
  ended December 31, 1998       -------------- ------------- -------------

Balance at December 31, 1998    $   1,722,401  $   (104,991) $  1,827,392
                                ============== ============= =============

(A) Summary of cash distributions per Interest:

                                     1998          1997          1996
                                -------------- ------------- -------------
      First Quarter             $        3.45  $      41.00  $       4.50
      Second Quarter                     None        230.15         18.00
      Third Quarter                      None          None         77.00
      Fourth Quarter                     None         31.87          6.00

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1998, 1997 and 1996


                                     1998          1997          1996
                                -------------- ------------- -------------
Income:
  Rental and service                           $  1,159,961  $ 12,798,083
  Interest on short-term
    investments                 $     103,610       388,775       192,774
  Settlement income                                               208,250
  Other income                                       37,434
                                -------------- ------------- -------------
    Total income                      103,610     1,586,170    13,199,107
                                -------------- ------------- -------------
Expenses:
  Interest on mortgage
    notes payable                                   390,626     3,281,327
  Depreciation                                      145,762     1,453,464
  Amortization of deferred
    expenses                                         14,561       154,992
  Property operating                   13,457       768,504     4,675,801
  Real estate taxes                                 140,715     1,133,389
  Property management fees                           65,844       647,396
  Administrative                      219,317       330,792       517,336
                                -------------- ------------- -------------
    Total expenses                    232,774     1,856,804    11,863,705
                                -------------- ------------- -------------
(Loss) income before gain
  on sales of properties and
  extraordinary item                 (129,164)     (270,634)    1,335,402

Gain on sales of properties                      28,828,617    10,262,536
                                -------------- ------------- -------------
(Loss) income before
  extraordinary item                 (129,164)   28,557,983    11,597,938

Extraordinary item:
  Debt extinguishment
    expenses                                     (1,432,632)     (223,484)
                                -------------- ------------- -------------
Net (loss) income               $    (129,164) $ 27,125,351  $ 11,374,454
                                ============== ============= =============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1998, 1997 and 1996
                                  (Continued)


                                     1998          1997          1996
                                -------------- ------------- -------------
Income before
  extraordinary item
  allocated to General
  Partner                               None   $  2,953,403  $    579,897
                                ============== ============= =============
(Loss) income before
  extraordinary item
  allocated to Limited
  Partners                      $    (129,164) $ 25,604,580  $ 11,018,041
                                ============== ============= =============
(Loss) income before
  extraordinary item per
  Limited Partnership
  Interest (75,005 issued
  and outstanding) - Basic
  and Diluted                   $       (1.72) $     341.37  $     146.90
                                ============== ============= =============
Extraordinary item
  allocated to General
  Partner                               None   $   (148,160) $    (11,174)
                                ============== ============= =============
Extraordinary item
  allocated to Limited
  Partners                              None   $ (1,284,472) $   (212,310)
                                ============== ============= =============
Extraordinary item per
  Limited Partnership
  Interest (75,005 issued
  and outstanding) - Basic
  and Diluted                           None   $     (17.12) $      (2.83)
                                ============== ============= =============
Net income allocated to
  General Partner                       None   $  2,805,243  $    568,723
                                ============== ============= =============
Net (loss) income allocated
  to Limited Partners           $    (129,164) $ 24,320,108  $ 10,805,731
                                ============== ============= =============
Net (loss) income per Limited
  Partnership Interest
  (75,005 issued and
  outstanding) - Basic and
  Diluted                       $       (1.72) $     324.25  $     144.07
                                ============== ============= =============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1998, 1997 and 1996


                                    1998           1997          1996
                                -------------- ------------- -------------
Operating activities:
  Net (loss) income             $    (129,164) $ 27,125,351  $ 11,374,454
  Adjustments to reconcile
   net (loss) income to net cash
   (used in) or provided by
   operating activities:
     Debt extinguishment
       expenses                                     327,266       151,959
     Gain on sales of
       properties                               (28,828,617)  (10,262,536)
     Depreciation of
       properties                                   145,762     1,453,464
     Amortization of deferred
       expenses                                      14,561       154,992
     Net change in:
       Escrow deposits                            1,398,303       296,474
       Accounts receivable             14,396        49,107        (5,082)
       Prepaid expenses                             116,589        68,111
       Accounts payable                34,525       (59,587)      (56,576)
       Due to affiliates              (14,748)      (72,927)       86,410
       Accrued liabilities                         (775,260)     (163,049)
       Security deposits                           (236,745)      (24,074)
                                -------------- ------------- -------------
  Net cash (used in) or
    provided by
    operating activities              (94,991)     (796,197)    3,074,547
                                -------------- ------------- -------------
Investing activities:
  Proceeds from sales of
    properties                                   56,099,667    19,779,423
  Payment of selling costs                       (1,415,286)     (275,413)
                                               ------------- -------------
  Net cash provided by
    investing activities                         54,684,381    19,504,010
                                               ------------- -------------
Financing activities:
  Distributions to Limited
    Partners                         (258,774)  (22,728,015)   (7,913,028)
  Repayment of mortgage
    note payable-affiliate                         (734,154)
  Repayment of mortgage
    notes payable                               (33,191,739)  (11,904,134)
  Principal payments on
    mortgage notes payable                          (29,212)     (547,972)
                                -------------- ------------- -------------

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1998, 1997 and 1996
                                  (Continued)


                                    1998           1997          1996
                                -------------- ------------- -------------

  Cash used in
    financing activities             (258,774)  (56,683,120)  (20,365,134)
                                -------------- ------------- -------------
Net change in cash and cash
  equivalents                        (353,765)   (2,794,936)    2,213,423
Cash and cash equivalents
  at beginning of year              2,153,216     4,948,152     2,734,729
                                -------------- ------------- -------------
Cash and cash equivalents
  at end of year                $   1,799,451  $  2,153,216  $  4,948,152
                                ============== ============= =============

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

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in August 1997. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 13 of Notes to the Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurance as to the time frame for conclusion of these contingencies.

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

(c) The Partnership recorded its investments in real estate at the lower of cost or fair value, and periodically assessed, but not less than on an annual basis, possible impairment to the value of its properties. The General Partner estimated the fair value of its properties based on the current sales price less estimated closing costs. The General Partner determined that no impairment in value had occurred prior to the sales of the properties. The General
Partner considered the method referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicated otherwise.

(d) Deferred expenses consisted of loan modification and refinancing fees which were amortized over the terms of the respective agreements. Upon sale, any remaining unamortized balance was recognized as debt extinguishment expense and classified as an extraordinary item.

(e) The Partnership calculates the fair value of its financial instruments based on estimates using present value techniques. The Partnership includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. When the fair value reasonably approximates the carrying value, no additional disclosure is made.

(f) For financial statement purposes, prior to 1997, partners were allocated income and loss in accordance with the provisions in the Partnership Agreement. In order for the capital account balances to more accurately reflect the partners' remaining economic interests in the Partnership, the income (loss) allocations have been adjusted.

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

(j) Statement of Financial Accounting Standards, No. 128, "Earnings Per Share" was adopted by the Partnership effective for the year-ended December 31, 1997 and has been applied to the prior earnings period presented in the financial statements. Since the Partnership has no dilutive securities, there is no difference between basic and diluted net income per Limited Partnership Interest.

(k) Certain reclassifications of a prior year's information were made to conform to the 1998 presentation.

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

The Partnership Agreement generally provides that the General Partner will be allocated 5% of the operating profits and losses and 1% of capital losses and the greater of 1% of capital profits or an amount equal to Net Cash Proceeds distributed to the General Partner. For financial statement purposes, prior to 1997, partners were allocated income and loss in accordance with the provisions in the Partnership Agreement. In order for the capital account balances to more accurately reflect the partners' remaining economic interests in the Partnership, the income (loss) allocations have been adjusted.

One hundred percent of Net Cash Receipts available for distribution was distributed to the holders of Interests in proportion to their participating percentages as of the record date for such distributions. Under certain circumstances, the General Partner would have participated in the Net Cash Proceeds of the sale or refinancing of the Partnership's properties. The General Partner's participation was limited to 18% of excess Net Cash Proceeds after the return of Original Capital plus a Cumulative Distribution of 6% per annum on Adjusted Original Capital to Limited Partners. Since the required subordination levels were not met, the General Partner has not received any distributions of Net Cash Receipts or Net Cash Proceeds during the lifetime of the Partnership.

5. Mortgage Notes Payable:

During 1997 and 1996, the Partnership incurred and paid interest expense on mortgage notes payable to non-affiliates of $383,988 and $3,202,898, respectively.

6. Management Agreements:

The Partnership's properties were managed by a third party management company prior to the sale of the properties. These management agreements provided for annual fees of 5% of gross operating receipts.

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

8. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. For 1998, the net effect of these accounting differences is that the net loss in the financial statements is $10,951 less than the tax loss of the Partnership for the same period.

9. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended        Year Ended
                             12/31/98         12/31/97          12/31/96
                         ---------------- ----------------  ----------------
                           Paid   Payable   Paid   Payable    Paid   Payable
                         -------- ------- -------- -------  -------- -------
Reimbursement of expenses
  to General Partner,
  at cost:
    Accounting             $7,399  $4,608  $33,848 $ 8,523  $19,567 $22,374
    Data processing         3,576     872    4,871    None    4,053    None
    Legal                   5,127   3,316   20,577   5,390   13,308  14,295
    Portfolio management   23,599  14,750   78,912  20,006   54,825  61,193
    Other                   6,721    None    6,721   4,375   18,011   6,721

Prior to May 1995, the Partnership participated in an insurance deductible program with other affiliated partnerships in which the program paid claims up to the amount of the deductible under the master insurance policy for its properties. The program was administered by an affiliate of the General Partner which received no fee for administering the program. However, the General Partner was reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program relating to claims for periods prior to May 1, 1995 of $16,271 in 1996.

As of December 31, 1996, the Partnership had an unsecured loan from the Balcor Company ("TBC"), an affiliate of the General Partner, relating to the Walnut Ridge Phase II Apartments in the amount of $734,154. In February 1997, the Partnership repaid the loan with proceeds received from the sale of the property. During 1997 and 1996, the Partnership incurred interest expense on the TBC loan of $6,638 and $78,429 and paid interest expense of $13,276 and $71,791, respectively.

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

12. Settlement Income:

The Partnership reached a settlement with the seller of the Deer Oaks Apartments in February 1996 and received $208,250 of settlement income relating primarily to amounts due from the seller under the management and guarantee agreement.

13. Contingencies:

The Partnership is currently involved in two related lawsuits, Masri vs.
Lehman Brothers, Inc., et al. and Bruss et al. vs. Lehman Brothers, Inc., et al., whereby the Partnership and certain affiliates have been named as defendants alleging substantially similar claims involving certain state securities and common law violations with regard to the property acquisition process of the Partnership, and to the adequacy and accuracy of disclosures of information concerning, as well as marketing efforts related to, the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest these actions. A plaintiff class has not been certified in either action. With respect to the Masri case, no determinations upon any significant issues have been made. The Bruss complaint was filed on January 25, 1999. It is not determinable at this time how the outcome of either action will impact the remaining cash reserves of the Partnership. The Partnership believes it has meritorious defenses to contest the claims.