Form 10-Q
period 1999-03-31
BALCOR REALTY INVESTORS 83
filed 1999-05-06
CIK 705959

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1999
                               --------------
                                      OR

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

                                BALANCE SHEETS
                     March 31, 1999 and December 31, 1998
                                  (Unaudited)

                                    ASSETS

                                                  1999          1998
                                             --------------- -------------
Cash and cash equivalents                    $    1,777,891  $  1,799,451
Accrued interest receivable                           7,717         6,102
Prepaid expense                                       1,896
                                             --------------- -------------
                                             $    1,787,504  $  1,805,553
                                             =============== =============


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $       59,835  $     59,606
Due to affiliates                                    26,146        23,546
                                             --------------- -------------
     Total liabilities                               85,981        83,152
                                             --------------- -------------

Commitments and contingencies

Limited Partners' capital (75,005
 Interests issued and outstanding)                1,806,514     1,827,392
General Partner's deficit                          (104,991)     (104,991)
                                             --------------- -------------
     Total partners' capital                      1,701,523     1,722,401
                                             --------------- -------------
                                             $    1,787,504  $  1,805,553
                                             =============== =============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1999 and 1998
                                  (Unaudited)

                                                  1999            1998
                                             --------------- -------------
Income:
  Interest on short-term investments         $       22,400  $     29,267
                                             --------------- -------------
    Total income                                     22,400        29,267
                                             --------------- -------------
Expenses:
  Property operating                                               14,447
  Administrative                                     43,278        81,810
                                             --------------- -------------
    Total expenses                                   43,278        96,257
                                             --------------- -------------
Net loss                                     $      (20,878) $    (66,990)
                                             =============== =============
Net loss allocated to General Partner                  None          None
                                             =============== =============
Net loss allocated to Limited Partners       $      (20,878) $    (66,990)
                                             =============== =============
Net loss per Limited Partnership
  Interest (75,005 issued and outstanding)
  - Basic and Diluted                        $        (0.28) $      (0.89)
                                             =============== =============
Distribution to Limited Partners                       None  $    258,774
                                             =============== =============
Distribution per Limited Partnership
  Interest (75,005 issued and outstanding)             None  $       3.45
                                             =============== =============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1999 and 1998
                                  (Unaudited)

                                                  1999            1998
                                             --------------- -------------
Operating activities:
  Net loss                                   $      (20,878) $    (66,990)
  Adjustments to reconcile net loss
    to net cash used in operating activities:
      Net change in:
        Accounts and accrued interest
          receivable                                 (1,615)        8,115
        Prepaid expenses                             (1,896)       (2,181)
        Accounts payable                                229        11,406
        Due to affiliates                             2,600         4,706
                                             --------------- -------------
  Net cash used in operating activities             (21,560)      (44,944)
                                             --------------- -------------
Financing activity:
  Distribution to Limited Partners                               (258,774)
                                                             -------------
  Cash used in financing activity                                (258,774)
                                                             -------------
Net change in cash and cash equivalents             (21,560)     (303,718)
Cash and cash equivalents at beginning
  of period                                       1,799,451     2,153,216
                                             --------------- -------------
Cash and cash equivalents at end of period   $    1,777,891  $  1,849,498
                                             =============== =============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1999, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in August 1997. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 4 of Notes to the Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for the conclusion of these contingencies.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1999 are:

                                        Paid        Payble
                                     ----------   ----------
   Reimbursement of expenses to
     the General Partner, at cost     $ 9,328      $ 26,146

4. Contingencies:

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

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Realty Investors-83 (the "Partnership") is a limited partnership formed in 1981 to invest in and operate income-producing real property. The Partnership raised $75,005,000 from sales of Limited Partnership Interests and utilized these proceeds to acquire eleven real property investments and a minority joint venture interest in one additional real property. The Partnership has no properties remaining in its portfolio at March 31, 1999.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1998 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Operations
---------------------

The operations of the Partnership in 1999 and 1998 consisted primarily of administrative expenses which were partially offset by interest income earned on short-term investments. In addition, the Partnership paid property operating expenses related to sold properties in 1998. Primarily as a result of lower administrative expenses in 1999 and property operating expenses paid in 1998, the Partnership's net loss decreased during 1999 as compared to 1998. Further discussion of the Partnership's operations is summarized below.

1999 Compared to 1998
---------------------

Discussions of fluctuations between 1999 and 1998 refer to the quarters ended March 31, 1999 and 1998.

Primarily as a result of lower average cash balances and lower interest rates, interest income on short-term investments decreased during 1999 when compared to 1998.

During 1998, the Partnership paid property operating expenses related to certain properties which was sold in 1997.

Primarily due to a decrease in accounting fees, administrative expenses decreased during 1999 as compared to 1998.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $22,000 as of March 31, 1999 as compared to December 31, 1998 due to cash used in operating activities for the payment of administrative expenses, which was partially offset by interest income earned on short-term investments.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in August 1997. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 4 of Notes to the Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for the conclusion of these contingencies.

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

(10) Material Contracts:

(i) Agreement of Sale and attachment thereto relating to the sale of the Deer Oaks Apartments, San Antonio, Texas, previously filed as Exhibit (2)(i) to the Registrant's Report on Form 8-K dated July 18, 1997 is incorporated herein by reference.

(ii) First Amendment to Agreement of Sale relating to the sale of the Deer Oaks Apartments, San Antonio, Texas, previously filed as Exhibit (2)(ii) to the Registrant's Report on Form 8-K dated July 18, 1997 is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the quarter ending March 31, 1999 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended March 31, 1999.

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



Date: May 6, 1999
      -----------