Form 10-Q
period 2000-06-30
BALCOR REALTY INVESTORS 83
filed 2000-08-10
CIK 705959

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2000
                               -------------
                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                 BALANCE SHEETS
                      June 30, 2000 and December 31, 1999
                                  (Unaudited)

                                     ASSETS


                                            2000                1999
                                         -----------         -----------
Cash and cash equivalents                $1,705,746          $1,760,820
Accounts and accrued interest receivable      8,745               8,578
                                         -----------         -----------
                                         $1,714,491          $1,769,398
                                         ===========         ===========


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                         $   89,618          $   86,965
Due to affiliates                             7,818              33,712
                                         -----------         -----------
    Total liabilities                        97,436             120,677
                                         -----------         -----------
Commitments and contingencies

Limited Partners' capital (75,005
  Interests issued and outstanding)       1,722,046           1,753,712
General Partner's deficit                  (104,991)           (104,991)
                                         -----------         -----------
    Total partners' capital               1,617,055           1,648,721
                                         -----------         -----------
                                         $1,714,491          $1,769,398
                                         ===========         ===========

The accompanying notes are an integral part of the financial statements.

                         BALCOR REALTY INVESTORS-83
                     (An Illinois Limited Partnership)

                     STATEMENTS OF INCOME AND EXPENSES
              for the six months ended June 30, 2000 and 1999
                                (Unaudited)


                                                   2000           1999
                                                -----------    -----------
Income:
  Interest on short-term investments            $   50,311     $   43,750
                                                -----------    -----------
    Total income                                    50,311         43,750
                                                -----------    -----------
Expenses:
  Administrative                                    81,977         83,823
                                                -----------    -----------
    Total expenses                                  81,977         83,823
                                                -----------    -----------
Net loss                                        $  (31,666)    $  (40,073)
                                                ===========    ===========
Net loss allocated to General Partner                 None           None
                                                ===========    ===========
Net loss allocated to Limited Partners          $  (31,666)    $  (40,073)
                                                ===========    ===========
Net loss per Limited Partnership Interest
  (75,005 issued and oustanding) -
  Basic and Diluted                             $    (0.42)    $    (0.53)
                                                ===========    ===========

The accompanying notes are an integral part of the financial statements.

                         BALCOR REALTY INVESTORS-83
                     (An Illinois Limited Partnership)

                     STATEMENTS OF INCOME AND EXPENSES
               for the quarters ended June 30, 2000 and 1999
                                (Unaudited)


                                                    2000          1999
                                                 -----------   -----------
Income:
  Interest on short-term investments             $   25,001    $   21,350
                                                 -----------   -----------
    Total income                                     25,001        21,350
                                                 -----------   -----------
Expenses:
  Administrative                                     38,998        40,545
                                                 -----------   -----------
    Total expenses                                   38,998        40,545
                                                 -----------   -----------
Net loss                                         $  (13,997)   $  (19,195)
                                                 ===========   ===========
Net loss allocated to General Partner                  None          None
                                                 ===========   ===========
Net loss allocated to Limited Partners           $  (13,997)   $  (19,195)
                                                 ===========   ===========
Net loss per Limited Partnership Interest
  (75,005 issued and oustanding) -
  Basic and Diluted                              $    (0.19)   $    (0.25)
                                                 ===========   ===========

The accompanying notes are an integral part of the financial statements.

                         BALCOR REALTY INVESTORS-83
                     (An Illinois Limited Partnership)

                          STATEMENTS OF CASH FLOWS
              for the six months ended June 30, 2000 and 1999
                                (Unaudited)


                                                    2000           1999
                                                 -----------    -----------
Operating activities:
  Net loss                                       $  (31,666)    $  (40,073)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Net change in:
        Accounts and accrued interest
          receivable                                   (167)        (2,355)
        Accounts payable                              2,653          4,722
        Due to affiliates                           (25,894)          (145)
                                                 -----------    -----------
  Net cash used in operating activities             (55,074)       (37,851)
                                                 -----------    -----------
Net change in cash and cash equivalents             (55,074)       (37,851)

Cash and cash equivalents at beginning
  of year                                         1,760,820      1,799,451
                                                 -----------    -----------
Cash and cash equivalents at end of period       $1,705,746     $1,761,600
                                                 ===========    ===========

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 2000, and all such adjustments are of a normal and recurring nature.

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

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the six months and quarter ended June 30, 2000 are:

                                              Paid
                                   -------------------------
                                     Six Months     Quarter    Payable
                                    ------------   --------- ----------

   Reimbursement of expenses to
     the General Partner, at cost   $ 41,422       $ 10,538    $ 7,818


4. Contingency:

The Partnership is currently involved in two related lawsuits, Masri vs. Lehman Brothers, Inc., et al. and Bruss, et al. vs. Lehman Brothers, Inc., et al., whereby the Partnership and certain affiliates have been named as defendants alleging substantially similar claims involving certain state securities and common law violations with regard to the property acquisition process of the Partnership, and to the adequacy and accuracy of disclosures of information concerning, as well as marketing efforts related to, the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest these actions. A plantiff class has not been certified in either action. With respect to the Masri case, no determinations upon any significant issues have been made. The Bruss complaint was filed on January 25, 1999. On September 24, 1999, the court granted the defendants' motion to dismiss the complaint for failure to state a cause of action. The plaintiffs filed an amended complaint on November 30, 1999. The defendants have filed a motion to dismiss the complaint for failure to state a cause of action. The defendants continue to vigorously contest these actions. It is not determinable at this time how the outcome of either action will impact the remaining cash reserves of the Partnership. The Partnership believes it has meritorious defenses to contest the claims.



















































                          BALCOR REALTY INVESTORS-83
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Realty Investors-83 (the "Partnership") is a limited partnership formed in 1981 to invest in and operate income-producing real property. The Partnership raised $75,005,000 from sales of Limited Partnership Interests and utilized these proceeds to acquire eleven real property investments and a minority joint venture interest in one additional real property. The Partnership sold its final real estate investment in August 1997.

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

Operations
----------

2000 Compared to 1999
---------------------

The operations of the Partnership in 2000 and 1999 consisted of administrative expenses which were partially offset by interest income earned on short-term investments. As a result of higher interest rates in 2000, interest income on short-term investments increased during the six months and quarter ended June 30, 2000 as compared to the same periods in 1999.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $55,000 as of June 30, 2000 as compared to December 31, 1999 due to cash used in operating activities for the payment of administrative expenses, which was partially offset by interest income earned on short-term investments.

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

(27) Financial Data Schedule of the Registrant for the six months ending June 30, 2000 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended June 30, 2000.

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



Date: August 10,2000
      ---------------